Form 10-Q
period 1999-03-31
MPATH INTERACTIVE INC/CA
filed 1999-06-09
CIK 1078693

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           ------------------------

                                   FORM 10-Q
                           ------------------------

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31,1999

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM
                              --------------- TO
                               ---------------

                       COMMISSION FILE NUMBER: 000-25399

                           ------------------------
                            MPATH INTERACTIVE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                       94-3217317
    (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


                               665 CLYDE AVENUE
                        MOUNTAIN VIEW, CALIFORNIA 94043
                                (650) 429-3900
(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF THE
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                           ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  [_] Yes     [X] No

  The number of outstanding shares of the registrant's Common Stock, $0.00005 par value, was 21,684,710 as of April 30, 1999

                ----------------------------------------------
                ----------------------------------------------

                            MPATH INTERACTIVE, INC.

                                     INDEX

                                                                            PAGE
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
   Condensed Consolidated Balance Sheets - March 31, 1999 (unaudited)
      and December 31, 1998..................................................  3
    Unaudited and condensed Consolidated Statements of Operations -- Three
      Months Ended March 31, 1999 and 1998...................................  4
    Unaudited condensed Consolidated Statements of Cash Flows -Three Months
      Ended March 31, 1999 and 1998..........................................  5
    Notes to Condensed Consolidated Financial Statements.....................  6
Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations.............................................  9
Item 3. Qualitative and Quantitative Disclosure about Market Risk............ 18

PART II: OTHER INFORMATION
Item 1. Legal Proceedings.................................................... 18
Item 2. Changes in Securities and Use of Proceeds............................ 18
Item 3. Defaults Upon Senior Securities...................................... 20
Item 4. Submission of Matters to a Vote of Security Holders.................. 20
Item 5. Other Information.................................................... 20
Item 6. Exhibits and Reports on Form 8-K..................................... 20
     Signatures.............................................................. 21

                            MPATH INTERACTIVE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                         March 31,     December 31,
                                                                                         ---------     ------------
                                                                                            1999           1998
                                                                                            ----           ----
                                                                                        (Unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents...........................................................      $ 14,770        $  1,114
  Accounts receivable, net of allowance for doubtful accounts of $370 and
    $20 respectively..................................................................         1,797           2,226
  Prepaid expenses and other current assets...........................................         1,097             710
                                                                                            --------        --------
     Total current assets.............................................................        17,664           4,050
Restricted cash.......................................................................           170             170
Property and equipment, net...........................................................         2,347           1,878
Other assets..........................................................................            98              79
                                                                                            --------        --------
     Total assets.....................................................................      $ 20,279        $  6,177
                                                                                            ========        ========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

  Accounts payable....................................................................      $    912        $  1,119
  Accrued payroll and related expenses................................................         1,208           1,063
  Accrued expenses....................................................................         1,330             719
  Current portion of capital lease obligations........................................           439             458
  Deferred revenue....................................................................           806             332
  Notes payable.......................................................................           863           2,426
                                                                                            --------        --------
     Total current liabilities........................................................         5,558           6,117
Convertible note payable..............................................................         1,864           1,864
Capital lease obligations, net of current portion.....................................           232             326
                                                                                            --------        --------
     Total liabilities................................................................         7,654           8,307
                                                                                            --------        --------
Commitments and contingencies

Stockholders' equity (deficit):
  Convertible preferred stock.........................................................             1               1
  Common stock warrants...............................................................             2               2
  Common stock........................................................................            --              --
  Additional paid-in capital..........................................................        84,660          63,155
  Deferred stock based compensation...................................................       (11,213)        (11,263)
  Notes receivable from stockholders..................................................        (1,844)         (1,020)
  Accumulated deficit.................................................................       (58,981)        (53,005)
                                                                                            --------        --------
     Total stockholders' equity (deficit).............................................        12,625          (2,130)
                                                                                            --------        --------
     Total liabilities and stockholders' equity (deficit).............................      $ 20,279        $  6,177
                                                                                            ========        ========

  The accompanying notes are an integral part of these consolidated financial statements

                            MPATH INTERACTIVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                            Three Months Ended
                                                                                            ------------------
                                                                                                 March 31,
                                                                                                 --------
                                                                                             1999          1998
                                                                                             -----         ----
Net revenues:
  Live Communities.......................................................................    $ 1,120       $   317
  Foundation.............................................................................      1,008         1,134
                                                                                             -------       -------
     Total revenues......................................................................      2,128         1,451

Cost of net revenues:
  Live Communities.......................................................................        810           584
     Live Communities - warrant expense..................................................        849             -
  Foundation.............................................................................        231           192
                                                                                             -------       -------
     Total cost of revenues..............................................................      1,890           776
                                                                                             -------       -------
        Gross profit.....................................................................        238           675
                                                                                             -------       -------

Operating expenses:
  Research and development...............................................................      1,543           779
  Sales and marketing....................................................................      2,331         1,852
  General and administrative.............................................................      1,438           767
  Stock based compensation...............................................................        936           650
                                                                                             -------       -------
        Total operating expenses.........................................................      6,248         4,048
                                                                                             -------       -------
           Loss from operations..........................................................     (6,010)       (3,373)
  Interest and other income (expense), net...............................................         34           (15)
                                                                                             -------       -------
        Loss before provision for income taxes...........................................     (5,976)       (3,388)
Provision for income taxes...............................................................          -             -
                                                                                             -------       -------
           Net loss......................................................................    $(5,976)      $(3,388)
                                                                                             =======       =======

Net loss per common share:
  Basic and diluted......................................................................     $(1.89)      $ (1.73)
                                                                                             =======       =======
  Pro forma..............................................................................      $(.38)      $  (.27)
                                                                                             =======       =======
Weighted average shares outstanding:
  Basic and diluted......................................................................      3,169         1,958
                                                                                             =======       =======
  Pro forma..............................................................................     15,731        12,375
                                                                                             =======       =======


  The accompanying notes are an integral part of these consolidated financial statements.

                            MPATH INTERACTIVE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                               --------
                                                                                                          1999          1998
                                                                                                          ----          ----
Cash used in operating activities.....................................................................   $(2,761)     $(2,520)

Cash flows from investing activities:
  Acquisition of property and equipment...............................................................      (850)        (254)
                                                                                                         -------      -------
          Net cash used in investing activities.......................................................      (850)        (254)
                                                                                                         -------      -------

Cash flows from financing activities:
  Payments of notes payable...........................................................................    (1,563)          --
  Payments under capital lease obligations............................................................      (114)         (57)
  Proceeds from exercise of common stock options, net of repurchase...................................       142           --
  Proceeds from issuance of Series C preferred stock, net.............................................        --          (96)
  Proceeds from issuance of Series E preferred stock, net.............................................    18,802           --
                                                                                                         -------      -------
          Net cash provided by (used in) financing activities.........................................    17,267         (153)
                                                                                                         -------      -------
          Net increase (decrease) in cash and cash equivalents........................................    13,656       (2,927)
                                                                                                         -------      -------
Cash and cash equivalents, beginning of period........................................................   $ 1,114      $ 9,132
                                                                                                         =======      =======
Cash and cash equivalents, end of period..............................................................   $14,770      $ 6,205
                                                                                                         =======      =======


  The accompanying notes are an integral part of these consolidated financial statements

                            MPATH INTERACTIVE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1999
                                  (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at March 31, 1999 and 1998 have been included.

The condensed consolidated financial statements include those of the company and its wholly-owned subsidiary. Inter-company balances and transactions have been eliminated in consolidation.

Results for the three months ended March 31, 1999 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Registration Statement on Form S-1 (No. 333-72437), including the related prospectus dated April 29,1999 as filed with the SEC.

Certain prior year amounts have been reclassified for consistency with current year financial statement presentation.

Net Loss Per Share

Historical basic and diluted earnings per share are calculated using the average shares of common stock outstanding, reduced for shares subject to repurchase by the Company. Preferred stock, stock options, warrants and unvested common stock are excluded from the calculation of diluted net loss per share since their effect would be antidilutive.

Pro Forma Net Loss Per Share

Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Series A, Series B, Series C, Series D and Series E preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred on January 1, 1998 for Series A, B, C and D and on January 19, 1999 for Series
E. Pro forma common equivalent shares, comprised of unvested common stock, and incremental common shares issuable upon the exercise of stock options and warrants, are not included in pro forma diluted net loss per share because they would be anti-dilutive.

2. Stockholders' Equity

Series E Preferred Stock

In January 1999 the Company increased the authorized number of shares of preferred stock to 16,294,986 and issued 3,035,306 shares of Series E convertible preferred stock, with a par value of $.00005 per share, at a price of $6.60 per share. An additional 77,422 shares of Series E preferred stock were reserved for issuance upon exercise of warrants granted to the investment bankers at an exercise price of $6.60 per share. The warrants expire upon the earlier of January 15, 2004, the sale or merger of substantially all of

                            MPATH INTERACTIVE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1999
                                  (Unaudited)


the Company's assets or an underwritten public offering of securities. The fair value of these warrants of $104,000 have been recorded as a reduction of additional paid-in capital.

Each share of Series E preferred stock is convertible at the option of the holder into one share of common stock. All preferred shares automatically convert into common stock upon the earlier of the closing of an underwritten public offering of common stock for not less than $10.80 per share, with aggregate net proceeds of more than $15,000,000, or the date specified by written consent or agreement of the holders of at least sixty-six and two thirds percent (66.67%) of the then outstanding shares of preferred stock.

The holders of Series E preferred stock are entitled to receive, on an equal basis, non- cumulative dividends in preference to holders of common stock at the rate of $0.66 per share, when and if declared by the Board of Directors.

Immediately subsequent to the issuance of Series E preferred stock, the term loan for $1,500,000 became due and payable. The Company has fully repaid this obligation.

Stock Incentive Plans

   In February 1999, the Company's Board of Directors approved the 1999 Stock Incentive Plan. A total of 2,500,000 shares of common stock has been reserved for issuance under this plan, which is subject to annual increases. This plan provides for the grant of incentive stock options to employees and nonstatutory stock options and restricted stock to employees, directors and consultants. The terms of the option and restricted stock grants will be determined by the Board of Directors on the date of issuance.

   In February 1999, the Company's Board of Directors approved the 1999 Directors' Stock Option Plan (the "Directors' Plan"). A total of 300,000 shares of common stock has been reserved for issuance under the Directors' Plan. The Directors' Plan provides for an initial grant of an option to purchase 30,000 shares of common stock to each person who becomes a non-employee director after the effective date of the Directors' Plan. These options vest and become exercisable 25% annually upon the first, second, third and fourth anniversaries of the date of grant. The Directors' Plan also calls for annual grants upon each annual meeting of options to purchase 7,500 common shares, which option becomes exercisable and vested in full upon the fourth anniversary of the date of grant. Options must be granted at the fair market value on the date of grant and have a term of the lesser ten years or the term of the optionees' service as a director.

   In February 1999, the Company's Board of Directors approved the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 750,000 shares of common stock has been reserved for issuance under the Purchase Plan, which is subject to annual increases. The Purchase Plan allows for eligible employees to purchase a limited number of shares of the Company's Common Stock at 85% of the fair market value during certain plan-defined dates.

Agreement with Yahoo!

 On February 11, 1999, the Company entered into a Letter of Understanding with Yahoo! Inc., which outlines an arrangement to license to Yahoo! certain technology. As part of this arrangement, the Company issued Yahoo! a warrant to purchase 192,000 shares of common stock at an exercise price of $10.29 per share, which Yahoo! can exercise upon certain milestones. While the final valuation of this warrant will not be established until all of the milestones have been met, the Company will estimate the value at each

                            MPATH INTERACTIVE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1999
                                  (Unaudited)


month-end. One-half of the value will be expensed in the six-month period to September 30, 1999. The remaining expense will be charged to operations over the period of the agreement with Yahoo!.

3. Segment Information

Operating losses for the Company's two segments were as follows:

                                              Three Months Ended March 31,
                                              ---------------------------
                                          1999                           1998
                                          ----                           ----
Live Communities                       ($3,790)                       ($2,203)
Foundation                              (1,283)                          (665)
                                       -------                        -------
Total Operating Loss                   ($5,073)                       ($2,868)
                                       =======                        =======


4. Subsequent events

Conversion of Warrants

In April 1999, warrants to purchase 77,422 shares of Series E preferred stock were exercised for total proceeds of approximately $511,000.

Initial Public Offering

     In May 1999, the Company completed its initial public offering and issued 3,900,000 shares of its Common Stock to the public at a price of $18.00 per share. The Company received net proceeds of approximately $64.2 million in cash. As of the closing date of the offering, all of the preferred stock outstanding was converted into an aggregate of 13,529,343 shares of common stock. In June 1999, the Company issued an additional 585,000 shares of its Common Stock at a price of $18 per share for net proceeds of approximately $9.8 million, relating to the underwriters' thirty-day option to purchase these shares in connection with the initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes, "plans," "expects," "future," "intends, and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Certain Business Risks" and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

   Mpath develops, licenses and operates technologies that enable Internet sites to create and manage Live Communities. We were incorporated and commenced operations in January 1995. From inception through September 1996, our activities primarily consisted of recruiting employees and raising capital, performing product and technology development, engaging in marketing activities and negotiating strategic relationships. In November 1995, we entered into an agreement with PSINet, Inc. for the deployment of a low-latency network, which provided a platform for launching and operating the Mplayer.com service. Testing of the Mplayer.com service began in February 1996 and the service was launched commercially in October 1996. In April 1996, we licensed our live community software and network services to SegaSoft Networks, Inc., which occurred concurrently with an equity investment by affiliates of SegaSoft's parent, CSK Corporation. In January 1999, we launched HearMe.com, our second live community service. During the period from January 1995 to March 31, 1999, we raised gross proceeds of approximately $54.9 million from the sale of equity securities to venture capital investors and strategic partners. The proceeds from these financings have primarily been used to finance our research and development and the sales and marketing of our products and services.

   We generate our revenues from two business units, Live Communities and Mpath Foundation. With respect to Live Communities, we derive the substantial majority of revenues from advertising fees. While the Mplayer.com and the HearMe.com services are free to all registered members, users may also pay subscription fees to us in exchange for access to premium services such as special events, rankings and ratings, contests, magazine subscriptions, special features and exclusive games. We also have a subscription plan that allows the members to purchase a year's subscription up front at a discounted rate. Additionally, we have begun to derive revenues from e-commerce activities, including fees from special event promotions and merchandise sales. Advertising revenue is recognized ratably over the term of each particular advertising agreement. E-commerce revenue is recognized when notification of shipment has taken place and the revenue has been earned. With respect to Mpath Foundation, we derive revenues from licensing fees for our technology and related services. We also derive incremental Mpath Foundation revenues from service, maintenance and upgrade fees, which represent a significant source of recurring revenues each year. Service revenues are recognized over the period in which services are provided. Development revenue is recognized at the time services are completed or as development milestones are achieved. License revenue is recognized in the period earned. Deferred revenue consists primarily of monthly service revenue billed and paid in advance.

   Since we launched our first Live Community service in October 1996 and began negotiating certain license agreements through the Mpath Foundation business unit, we have generated $13.0 million in revenues through March 31, 1999. For the period from inception to March 31, 1999 we have incurred a cumulative net loss of $59.0 million, of which $14.5 million came from a one-time write-off of goodwill and in-process research and development expenses associated with our acquisition of Catapult.

   Cost of net revenues for Live Communities consists primarily of the cost of operating the network infrastructure and royalties paid to third-party content providers. Cost of revenues for Mpath Foundation consists primarily of network operating expenses in conjunction with providing services to Mpath Foundation customers.

   Mpath's operating expenses consist of sales and marketing expenses, research and development expenses and general and administrative expenses. Sales and marketing expenses consist principally of salaries paid to employees in sales and marketing activities, advertising and promotional materials, public relations costs and travel. Research and development expenses consist principally of salaries and compensation paid to employees and consultants engaged in research and development activities and product testing. General and administrative expenses consist principally of salaries and compensation paid to employees and consultants engaged in activities other than sales and marketing and research and development, facilities and related depreciation, in-house and outside legal and accounting fees and related costs, and travel. All operating costs are expensed as incurred.

   We have a limited operating history upon which an evaluation of us, our current business, and our prospects can be based. In addition, our revenue model is evolving and relies substantially upon the sale of advertising on our Mplayer.com and HearMe.com services and the licensing of our POP.X technology. Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. Our results of operations and financial condition may be subject to volatility in future periods.


Results of Operations


 Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

   Revenues. Net revenues increased 47% from approximately $1.5 million for the three months ended March 31, 1998 to approximately $2.1 million for the three months ended March 31, 1999. Net revenues from Live Communities increased from $317,000 to $1.1 million. This increase was primarily driven by growth in advertising revenues associated with an expanding number of advertisers and the growth of traffic and usage time in our Live Communities. Net revenues from Mpath Foundation decreased slightly from approximately $1.1 million for the three months ended March 31, 1998 to approximately $1.0 million for the three months ended March 31, 1999.

   Cost of revenues. Cost of revenues increased 143% from approximately $776,000, or 53% of net revenues, for the three months ended March 31, 1998 to approximately $1.9 million, or 89% of net revenues, for the three months ended March 31, 1999. Cost of revenues increased as a percentage of net revenues primarily due to the expense of $849,000 associated with a warrant to purchase 120,000 common shares which was granted to an internet service provider in 1995, the terms of which were finalized during the three months ended March 31, 1999. Another factor contributing to the increase in costs of revenues was the significant increase in Live Communities subscriber usage and the resulting increase in server and network costs between 1998 and 1999. Cost of revenues for Live Communities increased from approximately $584,000 for the three months ended March 31, 1998 to approximately $810,000 for the three months ended March 31, 1999 excluding the warrant expense discussed above. Cost of revenues for Mpath Foundation increased from approximately $192,000 for the three months ended March 31, 1998 to approximately $231,000 for the three months ended March 31, 1999. The increase was attributable to project costs associated with development services provided to an Mpath Foundation customer.

   Research and development. Research and development expenses increased 98% from approximately $779,000, or 54% of net revenues, for the three months ended March 31, 1998 to approximately $1.5 million, or 73% of net revenues, for the three months ended March 31, 1999. Research and development expenses increased as a percentage of net revenues primarily because of the substantial increase in engineering headcount from 25 to 42 between 1998 and 1999. The increase in research and development expenses was primarily due to an increase in salary expense in 1999 as additional engineers were hired to support the Mpath Foundation development of the POP.X technology and to additional consulting fees and software expenditures associated with this development.

   Sales and marketing. Sales and marketing expenses increased 26% from approximately $1.9 million, or 128% of net revenues, for the three months ended March 31, 1998, to approximately $2.3 million, or 110% of net revenues, for the three months ended March 31, 1999. Sales and marketing expenses decreased as a percentage of net revenues primarily because of the substantial increase in net revenues between 1997 and 1998. The increase in sales and marketing expenses was primarily due to an increase in marketing expense in order to grow advertising revenues in our Live Communities business unit and the increase in headcount of the Mpath Foundation sales force.

   General and administrative. General and administrative costs increased 87% from approximately $767,000, or 53% of net revenues, for the three months ended March 31, 1998 to approximately $1.4 million, or 68% of net revenues, for the three months ended March 31, 1999. General and administrative costs increased primarily due to a $350,000 reserve that was taken against a receivable that was impaired during the three months ended March 31, 1999. Higher salary expenses due to additional headcount in the finance, administrative and operations support area hired to expand the Company's infrastructure also contributed to the increase over the prior year period.

   Stock based compensation. Stock based compensation costs increased from approximately $650,000 or 45% in the three months ended March 31, 1998 to approximately $936,000 or 44% of net revenues in the three months ended March 31, 1999. The increase related to an increase in the number of options granted as we continued to hire additional employees resulting in a larger cumulative amount of options granted. The increase attributable to these new issuances was added to the expense from grants in previous years which continued to vest in 1999.

   Interest and other income (expense), net. Interest and other income (expense), net includes interest expense primarily related to lease and debt obligations and interest income earned on short-term investment of cash.

Liquidity and Capital Resources

   As of March 31, 1999, we had approximately $14.8 million of cash and cash equivalents.

   Net cash used in operating activities for the three months ended March 31, 1999 was $2.8 million compared to $2.5 million in the three months ended March 31, 1998. For both periods, net cash used by operating activities was primarily a result of funding ongoing operations.

   Net cash used in investing activities was $850,000 for the three months ended March 31, 1999 compared to $254,000 for the three months ended March 31, 1998. Cash used in investing activities in each period was primarily related to purchases of property and equipment.

   Net cash provided by financing activities in the three months ended March 31, 1999 was $17.3 million as compared to net cash used in financing activities in the three months ended March 31, 1998 of $153,000. This increase was primarily attributable to the sale of Series E preferred stock in January 1999.

   In 1995, we entered into a capital lease agreement with Lighthouse Capital and we drew down all available funds of approximately $1.5 million. We entered into a Loan and Security Agreement with Greyrock Business Credit, a Division of NationsCredit Commercial Corporation in July 1998. The agreement consisted of a term loan for $1.5 million, an accounts receivable revolving line of credit for $1.5 million and a capital equipment loan of $1.0 million. Amounts borrowed under these agreements are collateralized by substantially all our assets, bear interest at the prime rate plus two percent and mature on June 30, 1999. By December 1998, we had drawn down $1.5 million against the term loan agreement and approximately $1.0 million against the capital equipment agreement. In January 1999, we fully repaid the term loan with a portion of the net proceeds from the sale of our Series E Preferred Stock in January 1999.

   We currently anticipate that the net proceeds of $74 million from the public offering which the Company completed in May 1999 and from the issuance of the underwriters' allotment in June 1999, together with our existing lines of credit and available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds in the future in order to fund more aggressive brand promotions and more rapid expansion, to develop newer or enhanced products or services, to fund acquisitions, to respond to competitive pressures, or to acquire complementary businesses, technologies or services. There can be no assurance that additional financing will be available on terms favorable to Mpath, or at all.

Year 2000 Compliance

   Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

   State of Readiness. We have made a preliminary assessment of the Year 2000 readiness of our information technology ("IT") systems, including the hardware and software that enable us to provide and deliver our products and services. We have completed our Year 2000 compliance plan and contracted for the services of two Year 2000 compliance consultants. Our assessment plan consists of:

   . quality assurance testing of our internally developed proprietary software incorporated in our products;

   . contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of our products and services;

   .  contacting vendors of material non-IT systems;

   .  assessment of repair or replacement requirements;

   .  repair or replacement;

   .  implementation; and

   .  creation of contingency plans in the event of Year 2000 failures.

   In accordance with our Year 2000 compliance plan we have begun to identify measures that will have to be taken to avoid Year 2000 disruptions to our business operations. We have also begun a preliminary assessment of our systems and third party products that must be verified for Year 2000 compliance. Our Year 2000 compliance plan schedules the following activities:

   . First quarter 1999--Began engineering and operational work required to make our products Year 2000 compliant.

   . Second quarter 1999--Complete component evaluation for Year 2000 compliance.

   .  Third quarter 1999--Complete development of Year 2000 compliant systems.

   . Third quarter 1999--Test our systems in a constrained environment for Year 2000 compliance.

   .  Fourth quarter 1999--Resolve remaining Year 2000 compliance issues.

   We have been informed by our hardware and software component vendors that the products we use are currently Year 2000 compliant. We will require our other material hardware and software component vendors to provide assurance of their Year 2000 compliance. We will complete this process during 1999. We are currently assessing our non-IT systems and will seek assurance of Year 2000 compliance from providers of material non-IT systems. Until such testing is complete and such vendors and providers are contacted, we will not be able to completely evaluate whether our IT systems or non-IT systems will need to be revised or replaced.

   We have located and printed Year 2000 readiness disclosure statements for our software and hardware vendors. In accordance with our Year 2000 compliance plan and under the guidance of our Year 2000 consultants we will contact our hardware, software and service vendors concerning Year 2000 compliance, we will contact by letter, email or fax the vendors that have not provided Year 2000 readiness disclosure statements. This communication to the vendors will request a written response confirming that the vendor's products and services are Year 2000 compliant. At present we believe there are upgrade products for all the significant third party hardware products, software products and services we rely upon to operate our business. If the vendors are, in fact, not Year 2000 compliant, we may experience some short term difficulty procuring software applications, computer hardware and telecommunication services to replace non-compliant products and services.

   Costs. To date, we have incurred approximately $24,000 in connection with identifying or evaluating Year 2000 compliance issues. Our expenses have related to the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. We anticipate our costs will continue to include employee expenses and will increase for purchases of Year 2000 compliant upgrades to our existing hardware and software platforms. We estimate that these costs will total between approximately $150,000 and $200,000 and approximately $100,000 for two Year 2000 compliance consultants; however, if these costs are substantially higher than anticipated, it could have a material adverse effect on our business, results of operations and financial condition. The cost of Year 2000 compliance will be accounted for as an operating expense and funded from working capital.

   Risks. We are not currently aware of any Year 2000 compliance problems relating to our technology or our IT or non-IT systems that would have a material adverse effect on our business, results of operations or financial condition, without taking into account our efforts to avoid or fix potential problems. We may discover Year 2000 compliance problems in our technology that will require substantial revisions. In addition, third-party software, hardware or services incorporated into our material IT and non-IT systems may need to be revised or replaced, all of which could be time consuming and expensive. If we fail to fix our technology or to fix or replace third-party software, hardware or services on a timely basis, the result could be lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in our technology, and our IT and non-IT systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend. In addition, there can no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside our control will be Year 2000 compliant. The failure by these types of entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our products and services to our customers, decrease the use of the Internet or prevent users from accessing the Web sites of our strategic partners, which could have a material adverse effect on our business, results of operations and financial condition.

   Contingency Plan. As discussed above, we are engaged in an ongoing Year 2000 assessment and the development of contingency plans. The results of our Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans. We have identified our worst-case scenario as the interruption of our business resulting from Year 2000 failure of the electric company or our ISPS to provide services. We have not yet completed our worst-case scenario contingency plan. Without a worst-case scenario contingency plan we may not have enough time to complete remedial measures and implement contingency planning for the worst-case scenario. We do plan to complete our contingency plan in accordance with our compliance plan and under the guidance of our consultants by July 15, 1999.

   Certain Business Risks

   We have a limited operating history making it difficult or impossible for us to predict future results of operations. As a result, you should not expect future revenue growth to be comparable to our recent revenue growth. We believe that comparing different periods of our operating results is not meaningful, as you should not rely on the results for any period as an indication of our future performance. We did not begin generating advertising or licensing revenues until October 1996. Some of the risks and difficulties that we face as an early stage company in a new and rapidly evolving market include our ability to maintain and to increase levels of traffic on our Live Communities, our ability to develop and extend the Mplayer.com, HearMe.com and Pop.X brands and our ability to increase demand for our products and services.

   We have had substantial losses since our inception and our operating losses may increase in the future. Accordingly, we cannot assure you that we will ever become or remain profitable. If our revenues fail to grow at anticipated rates, our operating expenses increase without a commensurate increase in our revenues or we fail to adjust operating expense levels accordingly, our business, results of operations and financial condition will be adversely affected. As of March 31, 1999, we had an accumulated deficit of $59.0 million. Although we have experienced growth in net revenues, members, customers and Internet reach in recent periods, we cannot be certain that our growth rates will continue at their current levels or increase in the future.

   We have not yet become profitable on a quarterly or annual basis, and we anticipate that we will continue to incur net losses for the foreseeable future. The extent of these losses will be contingent, in part, on the amount of growth in our revenues from advertising, licensing, commerce and premium subscription fees. We expect our operating expenses to increase significantly, especially in the areas of engineering, sales and marketing and brand promotion, and, as a result, we will need to generate increased quarterly revenues to become profitable.

   Mpath Foundation revenues have accounted for the majority of our revenues to date. Historically, we have received a significant portion of our Mpath Foundation revenues from a limited number of sales and license agreements. Therefore, any downturn in the business of these customers or potential customers could have a material adverse effect on our revenues and quarterly results of operations. We believe that a customer's decision to license our technology is relatively discretionary and, for large-scale users, often involves a significant long-term commitment of resources. We currently have twelve Mpath Foundation customers.

   Our Mpath Foundation customers often take a long time to evaluate our products and services, and many people are involved in the sales process. The long sales and implementation cycles for our products and services and the timing of these sales may cause license and service revenues and operating results to vary significantly from period to period. We spend a lot of time educating and providing information to our prospective customers regarding the use and benefits of our products and services. Even after deciding to license our products, our customers tend to deploy our products slowly and deliberately depending on the expertise of the customer, the size of deployment, the complexity of the customer's system architecture, the quantity of hardware involved, and the degree of hardware and software configuration necessary to deploy our products.

   We derive a significant portion of our revenues from the sale of advertising. If customers cancel or defer existing advertising or commerce contracts or if we fail to obtain new contracts in any quarter, our business, results of operations and financial condition for that quarter and future periods will be adversely affected. A significant number of these advertising sales are made under short-term contracts that average two to three months in length. Consequently, many of our advertising customers can cease advertising on our Web site quickly and without penalty. As a result, our quarterly revenues and operating results depend heavily on advertising revenues from contracts entered into within the quarter and on our ability to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

   Furthermore, our advertising revenues are based in part on the amount of traffic on Mplayer.com and HearMe.com. Accordingly, if the amount of traffic on our Live Communities falls below our expectations or those of existing or potential advertisers, we may lose advertising customers. In addition, substantially all of our advertising contracts require us to guarantee a minimum number of impressions. In the event that we fail to deliver the minimum number of impressions, we could be required to provide credit for additional impressions and we may have to reduce advertising rates in order to maintain existing advertisers and attract new advertisers.

   Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These fluctuations make it difficult to predict our financial performance and may adversely affect the trading price of our common stock. These factors include demand for and market acceptance of our products and services and Web-based advertising, budgeting cycles of advertisers, amount and timing of capital expenditures and other costs relating to the expansion of our operations and future acquisitions, engineering or development fees that we may pay for new Web site development and publishing tools and general economic conditions.

   As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on our business, results of operations and financial condition. In order to accelerate the promotion of the Mplayer.com and HearMe.com brands, we intend to significantly increase our marketing budget. Such an increase in marketing expenditures may adversely affect our results of operations for a number of quarterly periods.

   Due to our relatively short operating history, we have limited meaningful historical financial data upon which to base our planned operating expenses. Accordingly, our expense levels are based in part on our expectations as to future revenues from advertising, software licensing fees, commerce revenue-sharing arrangements, premium membership service fees and our anticipated growth in memberships and to a large extent are fixed. We cannot be certain that we will be able to accurately predict our revenues, particularly in light of the intense competition for the sale of Web-based advertisements, revenue-sharing opportunities and new members, our limited operating history and the uncertainty as to the broad acceptance of the Web as an advertising and commerce medium. If we fail to accurately predict revenues in relation to fixed-expense levels, our business, results of operations and financial condition could be adversely affected.

   Although we view our strategic relationships with media, Internet and technology companies as a key factor in our overall business strategy, we cannot be certain that we will be successful in developing new strategic relationships or that our strategic partners will view such relationships as significant to their own business or that they will continue their commitment to us in the future. Our business, results of operations and financial condition, and our stock price may be materially adversely affected if any strategic partner discontinues its relationship with us for any reason. Additionally, any party to a strategic agreement with us may fail to perform its contractual obligations and we cannot be certain that we could enforce any such agreement. We do not generally establish minimum performance requirements for our strategic partners but instead rely on their voluntary efforts. In addition, most of these agreements may be terminated by either party with little notice. Therefore, we cannot be certain that these relationships will be successful.

   We have derived a significant portion of our revenues to date from the sale of advertisements and intend to continue to do so in the future. If the Web does not continue its development as an effective advertising medium, this could have a material adverse effect on our business, financial condition and results of operations. Intense competition in the sale of advertising on the Web has resulted in a wide variety of pricing models, rate quotes and advertising services, making it difficult to project future levels of advertising revenues and rates. It is also difficult to predict which pricing models, if any, will achieve broad acceptance among advertisers. Our strategy is to continue to emphasize advertising as a method of generating revenues. Our current business model is therefore highly dependent on the amount of traffic on our Web site. This type of business model, however, is relatively unproven. The Internet as an advertising medium has not been available for a sufficient period of time to gauge our effectiveness as compared with traditional advertising media. Many of our advertisers have only limited experience with the Web as an advertising medium, have not yet devoted a significant portion of their advertising budgets to Web-based advertising and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. To date, advertising on the Web represented a nominal portion of overall advertising revenues in the United States. Our ability to generate significant advertising revenues will also depend on, among other things, our ability to provide advertisers with a large base of users possessing demographic characteristics attractive to advertisers as well as our ability to develop or acquire effective advertising delivery and measurement systems.

   The process of managing advertising within a large, high-traffic Web site such as ours is an increasingly important and complex task. Any extended failure of, or material difficulties encountered in connection with, our advertising management system may expose us to "make good" obligations with our advertisers, which, by decreasing saleable advertising inventory would reduce revenues and have a material adverse effect on our business, results of operations and financial condition. We license our advertising sales and management system from NetGravity. Any replacement of this system could disrupt our ability to manage our advertising operations for a period of time. In addition, to the extent that we encounter system failures or material difficulties in the operation of this system, we could be unable to deliver banner advertisements and sponsorships through our Web site.

   As part of our business strategy, we review acquisition prospects that would complement our existing business or enhance our technological capabilities. Future acquisitions by us could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect our results of operations. Furthermore, acquisitions entail numerous risks and uncertainties, including difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies, diversion of management's attention from other business concerns, risks of entering geographic and business markets in which we have no or limited prior experience, and potential loss of key employees of acquired organizations.

   Our future success depends in large part upon our ability to aggregate and deliver compelling content over the Internet. If we fail to aggregate and deliver compelling third-party content to our users, Web traffic to our site might decrease and, as a result, advertising revenue might decrease. This could have a material adverse effect on our business, results of operations and financial condition. Although we create some of our own content such as poker and chess, we also rely on third-party content providers, such as game developers, for entertaining content. Our ability to aggregate and deliver compelling content provided by third parties may be adversely impacted by a number of factors, including the following: third-parties may increase the price of the content they provide, many of our third-party content providers compete with us for members and advertising and may decide not to provide us with content, our contracts with third-party content providers are usually short-term and may be canceled if we do not fulfill our obligations, and our competitors and many of our third-party content providers provide content that is similar or the same as our content and may do so at a lower cost.

   The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to attract Web users, advertisers, new members and commerce partners to our Live Communities. If system failures were sustained or repeated, our advertising revenues, our reputation and the attractiveness of our brand name could be impaired. Because we have incorporated third-party software into our systems and we depend upon Internet service providers to provide consumers with access to our products and services, we are limited in our ability to prevent system failures. We have sustained system failures for significant periods of time and may experience similar failures in the future. Users have also occasionally experienced difficulties due to system failures unrelated to our systems. These system failures caused an interruption in our live community services resulting in less traffic.

   Despite the implementation of security measures, our networks may be vulnerable to unauthorized and illegal access, computer viruses and other disruptive problems. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing our Web sites, which could have a material adverse effect on our business, results of operations and financial condition. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our Internet operations. Internet service providers and online service providers have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. We may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Although we intend to continue to implement industry-standard security measures, we cannot be certain that measures implemented by us will not be circumvented in the future.

   Our future success depends upon our ability to enhance our current products and services and to develop and introduce new products and services that will achieve market acceptance. If we do not adequately respond to the need to develop and introduce new products or services, then our business, operating results and financial condition will be adversely affected. The market for our products is characterized by: rapid technological advances, evolving standards in the Internet and software markets, changes in customer requirements, and frequent new product and service introductions and enhancements. We cannot be certain that we will be successful at integrating new technology into the Mpath Live Communities and our Mpath Foundation products on a timely basis. In addition, the integration of new technology may degrade the responsiveness and speed of the Mpath Live Communities and our Mpath Foundation products and we cannot be certain that, once integrated, the new technology will function as expected. Major product enhancements and new products and services often require long development and testing periods to achieve market acceptance. In addition, our software products are complex and, despite vigorous testing and quality control procedures, may contain undetected errors or "bugs" when first introduced or updated. Any inability to timely deliver quality products and services could have a material adverse effect on our business, results of operations and financial condition

   We currently sell the vast majority of our Mpath Foundation products and services through our internal sales staff. If demand for our products and services increases, however, we will need to enter into reseller arrangements with Web development firms, enterprise applications resellers and OEM partners to distribute our products and technologies. If we do not adequately develop and maintain a network of resellers and OEMs, our business, results of operations and financial condition could be adversely impacted. Resellers and OEMs frequently have exclusive sales territories pursuant to individually negotiated contracts, which may limit our ability to build and expand our network of resellers and OEMs. In addition, some resellers and OEMs may offer products of one or more of our competitors, and they may emphasize our competitors' products at the expense of our products.

   As a result of our limited operating history, we have limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, our expense levels are based in part on our expectations as to future revenues from advertising, software licensing, commerce revenue-sharing arrangements, premium membership service fees and our anticipated growth in membership. There can be no assurance that we will be able to accurately predict our revenues, particularly in light of the intense competition for the sale of Web-based advertisements, revenue-sharing opportunities and new members, our limited operating history and the uncertainty as to the broad acceptance of the Web as an advertising and commerce medium. Any failure by us to accurately predict revenues in relation to fixed-expense levels could have a material adverse effect on our business, results of operations and financial condition.

   Also inherent in our business are additional risks, which include, but are not limited to: competition in the market for Internet users and for Live Community technology and services; our ability to successfully manage our growth, our ability to hire and retain personnel, our ability to protect our proprietary software and intellectual property, and patent, product liability and other litigation. In addition, potential new government regulations could have an adverse effect on our ability to target product offerings and attract advertisers and would have a material adverse effect on our business, results of operations and financial condition.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

   Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. The risk associated with fluctuating interest expense is limited, however, to the exposure related to those debt instruments and credit facilities which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.


PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   On September 20, 1996, Mpath, MPCAT Acquisition Corporation (a wholly-owned subsidiary of Mpath), and Catapult Entertainment, Inc. executed an Agreement and Plan of Reorganization. The agreement provided for the merger of MPCAT into Catapult such that Catapult would be the surviving corporation and would become a wholly-owned subsidiary of Mpath. In addition, Catapult agreed, as part of the merger agreement, that it would file a voluntary bankruptcy petition. On October 10, 1996, Catapult filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, San Jose Division. On November 15, 1996, the Bankruptcy Court entered its order, which approved the merger between MPCAT and Catapult. At the same time, the Bankruptcy Court entered a separate order that authorized Catapult to assume two patent licenses that it had obtained from Steve Perlman prior to filing the bankruptcy petition. Mr. Perlman objected to the assumption of his licenses by Catapult, and on November 18, 1996, Mr. Perlman filed an appeal with the United States District Court for the Northern District of California, San Jose Division. On August 7, 1997, the District Court affirmed the Bankruptcy Court decision. On September 8, 1997, Mr. Perlman filed an appeal with the Ninth Circuit Court of Appeals, and on January 28, 1999, the Ninth Circuit reversed the Bankruptcy Court and the District Court. The Ninth Circuit held that Catapult could not assume Mr. Perlman's licenses without Mr. Perlman's consent. Catapult expects to file a petition for a writ of certiorari with the United States Supreme Court prior to April 28, 1999.

   We have been informed that the current holder of the rights to these patents is Microsoft. We believe that the technology used in our products and services does not infringe upon these patents. However, if a court were to rule that our technology did infringe upon these patents, we believe we will be able to work around these patents. Even if we were unable to work around these patents and were required to remove these portions of our technology, we do not believe that this would have a material adverse effect on our business, results of operations, or financial condition.

   From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third-party trademarks and other intellectual property rights by us and our licensees. Claims like these, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could materially and adversely affect our business, financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (c) Recent Sales of Unregistered Securities.

   In January 1999, Mpath issued and sold for cash a total of 3,035,306 shares of Series E Preferred Stock to 69 private investors at a price of $6.60 per share. In addition, Mpath issued a warrant to purchase 77,422 shares of its Series E Preferred Stock at an exercise price of $6.60 per share and paid a commission of $1,201,980 to NationsBanc Montgomery Securities, LLC, the placement agent in the Series E financing. The issuance of the securities was deemed to be exempt from registration under the Securities Act pursuant to Rule 506 under Regulation D. Based on representations made to Mpath by the investors, information supplied by Mpath to the investors and the relationship between Mpath and the investors, all investors had adequate access to information about Mpath. Based on representations made to Mpath by the investors, the investors were all accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act and were able to bear the financial risk of their investment. The investors represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities. Mpath did not make any offer to sell the securities by means of any general solicitation or general advertising within the meaning of Rule 502 of Regulation D under the Securities Act.

      During the three months ended March 31, 1999, Mpath has issued an aggregate of 565,635 options to purchase its common stock net of lapsed options to 48,865 of its employees, directors and consultants with exercise prices ranging from $2.50 to $9.70 per share exclusive of options registered under the Securities Act. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. Almost all of these issuances were made in reliance upon Rule 701 promulgated under the Securities Act. Those issuances that were not made in reliance upon Rule 701 were to officers of Mpath whose relationship with Mpath provided for adequate access to information about Mpath.

     (d) Use of Proceeds from Sales of Registered Securities.

   On May 4, 1999, Mpath completed an initial public offering of its Common Stock, $0.00005 par value. The managing underwriters in the offering were BancBoston Robertson Stephens, Thomas Weisel Partners LLC, Warburg Dillon Read LLC and Wit Capital Corporation (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-72437) that was declared effective by the SEC on April 28, 1999. The offering commenced on April 29, 1999, on which date, 3,900,000 shares of Common Stock registered under the Registration Statement were sold at a price of $18.00 per share. The Underwriters also exercised an overallotment option of 585,000 shares which closed on June 2, 1999. All 585,000 overallotment shares were sold at a price of $18.00 per share. The aggregate price of the offering amount registered and sold was $80,730,000. In connection with the offering, Mpath paid an aggregate of $5,651,100 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth the other material expenses incurred in connection with the offering.

                                                                Amount Paid
                                                                -----------
Securities and Exchange Commission registration fee             $   19,950
NASD filing fee                                                      7,676
Nasdaq National Market listing fee                                  95,000
Printing and engraving expenses                                    225,000
Legal fees and expenses                                            300,000
Accounting fees and expenses                                       207,000
Blue Sky qualification fees and expenses                             3,000
Transfer Agent and Registrar fees                                   10,000
Miscellaneous fees and expenses                                    137,374
                                                                ----------
Total                                                           $1,005,000
                                                                ----------

   After deducting the underwriting discounts and commissions and the offering expenses described above, Mpath received net proceeds from the Offering of approximately $74,073,900. Mpath has used the net proceeds from its initial public offering of Common Stock to invest in interest bearing investment grade instruments and to fund the general operations of Mpath. In addition, Mpath currently expects to use the net proceeds primarily for working capital and general corporate purposes, including approximately $5.0 million for funding product development and approximately $5.0 million for expanding its sales and marketing organization. In addition, Mpath may use a portion of the net proceeds for further development of its product lines through acquisitions of products, technologies and businesses. None of Mpath's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of Mpath or their associates, persons owning 10% or more of any class of equity securities of Mpath, or an affiliate of Mpath.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  In January 1999, in a Written Consent of the Stockholders of Mpath, a majority of the outstanding Common Stock of Mpath and at least two-thirds of the then outstanding Preferred Stock approved an Amended and Restated Certificate of Incorporation of Mpath which, among other things, authorized 3,112,728 shares of Series E Preferred Stock and established the rights, privileges and preferences of the Series E Preferred Stock.

  As of March 30, 1999, in a Written Consent of the Stockholders of Mpath, a majority of the outstanding Common Stock of Mpath and at least two-thirds of the then outstanding Preferred Stock approved the adoption of the 1999 Employee Stock Purchase Plan, including the reservation of 750,000 shares of Common Stock thereunder, the adoption of the 1999 Directors' Option Plan, including the reservation of 300,000 shares of Common Stock thereunder, the adoption of the 1999 Stock Incentive Plan, including the reservation of 2,500,000 shares of Common Stock thereunder, and approved an Amended and Restated Certificate of Incorporation of Mpath and Amended and Restated Bylaws of Mpath related to its initial public offering

ITEM 5. OTHER INFORMATION

  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

   EXHIBIT
   NUMBER                                  DESCRIPTION
   -------                                 -----------
     27.1                                       Financial Data Schedule

  (b) Reports on Form 8-K

  None

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MPATH INTERACTIVE, INC.

     By: /s/ LINDA R. PALMOR                            Date: June 9, 1999
        ---------------------
        Linda R. Palmor
        Chief Financial Officer
       (Principal Accounting and Financial Officer)