Form 10-Q
period 1999-06-30
MPATH INTERACTIVE INC/CA
filed 1999-08-05
CIK 1078693

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30,1999

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

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

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  [] Yes     [ X ] No

  The number of outstanding shares of the registrant's Common Stock, $0.00005 par value, was 22,298,496 as of July 29, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            MPATH INTERACTIVE, INC.

                                     INDEX

                                                                                              PAGE
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
 Condensed Consolidated Balance Sheets - June 30, 1999 (unaudited)
        and December 31, 1998...........................................................         3
 Unaudited and Condensed Consolidated Statements of Operations - Three Months
        and Six Months Ended June 30, 1999 and 1998.....................................         4
 Unaudited Condensed Consolidated Statements of Cash Flows -Six Months
        Ended June 30, 1999 and 1998....................................................         5
 Notes to Condensed Consolidated Financial Statements...................................         6
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................................         8
Item 3. Qualitative and Quantitative Disclosure about Market Risk.......................        18

PART II: OTHER INFORMATION
Item 1. Legal Proceedings...............................................................        18
Item 2. Changes in Securities and Use of Proceeds.......................................        19
Item 3. Defaults Upon Senior Securities.................................................        20
Item 4. Submission of Matters to a Vote of Security Holders.............................        20
Item 5. Other Information...............................................................        20
Item 6. Exhibits and Reports on Form 8-K................................................        20
     Signatures.........................................................................        20

                            MPATH INTERACTIVE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                          June 30,      December 31,
                                                                                        ------------   -------------
                                                                                            1999            1998
                                                                                        ------------   -------------
                                                                                        (Unaudited)
                                   ASSETS
Current assets:
  Cash and cash equivalents  ........................................................   $     80,837   $       1,114
  Accounts receivable, net of allowance for doubtful accounts of $415 and
    $20 respectively  ...............................................................          2,256           2,226
  Prepaid expenses and other current assets  ........................................          1,522             710
                                                                                        ------------   -------------
     Total current assets  ..........................................................         84,615           4,050
Restricted cash  ....................................................................             --             170
Property and equipment, net  ........................................................          2,703           1,878
Other assets  .......................................................................            290              79
                                                                                        ------------   -------------
     Total assets  ..................................................................   $     87,608   $       6,177
                                                                                        ============   =============


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable  .................................................................   $        610   $       1,119
  Accrued payroll and related expenses  .............................................          1,745           1,063
  Accrued expenses  .................................................................            897             719
  Current portion of capital lease obligations  .....................................            414             458
  Deferred revenue  .................................................................            505             332
  Notes payable  ....................................................................            307           2,426
                                                                                        ------------   -------------
     Total current liabilities  .....................................................          4,478           6,117
Convertible note payable  ...........................................................             --           1,864
Capital lease obligations and notes payable, net of current portion  ................            242             326
                                                                                        ------------   -------------
     Total liabilities  .............................................................          4,720           8,307
                                                                                        ------------   -------------

Commitments and contingencies

Stockholders' equity (deficit):
  Convertible preferred stock........................................................             --               1
  Common stock warrants  ............................................................              2               2
  Common stock ......................................................................              1              --
  Additional paid-in capital  .......................................................        160,338          63,155
  Deferred stock based compensation  ................................................        (10,945)        (11,263)
  Notes receivable from stockholders  ...............................................         (2,328)         (1,020)
  Accumulated deficit  ..............................................................        (64,180)        (53,005)
                                                                                        ------------   -------------
     Total stockholders' equity (deficit)  ..........................................         82,888          (2,130)
                                                                                        ------------   -------------
     Total liabilities and stockholders' equity  ....................................   $     87,608   $       6,177
                                                                                        ============   =============




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MPATH INTERACTIVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                      Three Months Ended                 Six Months Ended
                                                                      ------------------                 ----------------
                                                                           June 30,                          June 30,
                                                                           --------                          --------
                                                                    1999              1998              1999            1998
                                                                    ----              ----              ----            ----
Net revenues:
 Live Communities  ...............................................    $ 1,465           $   393          $  2,585       $   710
 Technology Products  ............................................      1,767             1,103             2,775         2,237
                                                                      -------           -------          --------       -------
   Total revenues  ...............................................      3,232             1,496             5,360         2,947

Cost of net revenues:
 Live Communities  ...............................................        842               567             1,652         1,151
  Live Communities - warrant expense..............................          -                 -               849             -
 Technology Products  ............................................        293               190               524           382
                                                                      -------           -------          --------       -------
   Total cost of revenues  .......................................      1,135               757             3,025         1,533
                                                                      -------           -------          --------       -------
     Gross profit   ..............................................      2,097               739             2,335         1,414
                                                                      -------           -------          --------       -------
Operating expenses:
 Research and development  .......................................      1,723               767             3,266         1,546
 Sales and marketing  ............................................      3,468             1,896             5,799         3,748
 General and administrative  .....................................      1,615               820             3,053         1,587
 Stock based compensation  .......................................        962               650             1,898         1,300
                                                                      -------           -------          --------       -------
     Total operating expenses  ...................................      7,768             4,133            14,016         8,181
                                                                      -------           -------          --------       -------
      Loss from operations  ......................................     (5,671)           (3,394)          (11,681)       (6,767)
 Interest and other income (expense), net  .......................        471               146               505           131
                                                                      -------           -------          --------       -------
      Net loss  ..................................................    $(5,200)          $(3,248)         $(11,176)      $(6,636)
                                                                      =======           =======          ========       =======

Other comprehensive income:
    Unrealized gain on investments  ..............................         91                 -                91             -
                                                                      -------                            --------
       Comprehensive loss  .......................................    $(5,109)          $(3,248)         $(11,085)      $(6,636)
                                                                      =======           =======          ========       =======

Net loss per common share:
 Basic and diluted  ..............................................    $  (.34)          $ (1.55)         $  (1.20)      $ (3,28)
                                                                      =======           =======          ========       =======
 Pro forma  ......................................................    $  (.26)          $  (.26)         $   (.62)      $  (.53)
                                                                      =======           =======          ========       =======
Weighted average shares outstanding:
 Basic and diluted  ..............................................     15,283             2,095             9,290         2,026
                                                                      =======           =======          ========       =======
 Pro forma  ......................................................     19,718            12,511            17,949        12,443
                                                                      =======           =======          ========       =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MPATH INTERACTIVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                                             Six Months Ended
                                                                                                                 June 30,
                                                                                                                 --------
                                                                                                            1999           1998
                                                                                                            ----           ----
Cash used in operating activities  ..................................................................       $ (8,179)      $(5,363)

Cash flows from investing activities:
  Acquisition of property and equipment  ............................................................         (1,444)         (275)
                                                                                                            --------       -------
          Net cash used in investing activities  ....................................................         (1,444)         (275)
                                                                                                            --------       -------
Cash flows from financing activities:
  Payments of notes payable  ........................................................................         (4,290)            -
  Payments under capital lease obligations  .........................................................           (230)         (151)
  Issuance of Notes Payable Insurance Premium  ......................................................            408             -
  Proceeds from exercise of common stock options and warrants, net of repurchase  ...................            771           (97)
  Proceeds from issuance of Series E preferred stock, net  ..........................................         18,797             -
  Proceeds from initial public offering, net of issuance costs............  .........................         73,890             -
                                                                                                            --------       -------
          Net cash provided by (used in) financing activities  ......................................         89,346          (248)
                                                                                                            --------       -------
          Net increase (decrease) in cash and cash equivalents  .....................................         79,723        (5,886)
                                                                                                            --------       -------
Cash and cash equivalents, beginning of period  .....................................................          1,114         9,132
                                                                                                            --------       -------
Cash and cash equivalents, end of period  ...........................................................       $ 80,837       $ 3,246
                                                                                                            ========       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements

                            MPATH INTERACTIVE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)

1.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at June 30, 1999 and 1998 have been included.

The condensed consolidated financial statements include those of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Results for the three months and six months ended June 30, 1999 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Registration Statement on Form S-1 (No. 333-72437), including the related prospectus dated April 29,1999 as filed with the SEC.

Certain prior year amounts have been reclassified for consistency with current year financial statement presentation.

The Company has adopted the accounting treatment prescribed by SFAS no. 130, "Comprehensive Income." Unless otherwise noted, the components of the Company's "Other comprehensive income" and "Comprehensive loss" have no tax effect as the Company makes no provision for U.S. income taxes applicable to unrealized gains on investments.

Net Loss Per Share

Historical basic and diluted net loss per share are calculated using the average shares of common stock outstanding, reduced for shares subject to repurchase by the Company. Preferred stock, stock options, warrants and unvested common stock are excluded from the calculation of diluted net loss per share since their effect would be antidilutive.

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

                            MPATH INTERACTIVE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)


Accounting for Derivatives

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not believe the adoption of SFAS 133 will have a material effect on the Company's consolidated results of operations or financial condition.


2.   Stockholders' Equity

Conversion of Warrants

In January 1999, in connection with the issuance of the Company's Series E convertible preferred stock, an additional 77,422 shares of Series E preferred stock were reserved for issuance upon exercise of warrants granted to the investment bankers at an exercise price of $6.60 per share. In April 1999, these warrants were exercised for total proceeds of approximately $511,000.



Initial Public Offering

     In May 1999, the Company completed its initial public offering and issued 3,900,000 shares of its Common Stock to the public at a price of $18.00 per share. The Company received net proceeds of approximately $64.1 million in cash. As of the closing date of the offering, all of the preferred stock outstanding was converted into an aggregate of 13,529,343 shares of common stock. In June 1999, the Company issued an additional 585,000 shares of its Common Stock at a price of $18 per share for net proceeds of approximately $9.8 million, relating to the underwriters' thirty-day option to purchase these shares in connection with the initial public offering.


3.   Segment Information

Operating losses for the Company's two segments, the Live Communities segment and the Technology Products segment, formerly known as the Foundation segment, were as follows:

                                            Three Months Ended June 30,              Six Months Ended June 30,
                                            ---------------------------              -------------------------
                                              1999                1998                1999                1998
                                              ----                ----                ----                ----
Live Communities                             ($3,517)            ($2,568)            ($7,307)            ($5,224)
Technology Products                          ( 1,192)            (   176)            ( 2,475)              ( 243)
                                             -------             -------             -------             -------
Total Operating Loss                         ($4,709)            ($2,744)            ($9,782)            ($5,467)
                                             =======             =======             =======             =======

Amounts do not reconcile to total operating loss since they exclude stock-based compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes", "plans," "expects," "future," "intends", and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Certain Business Risks" and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

     Mpath develops, licenses and operates technologies that enable us and other Internet sites to create and manage Live Communities. We were incorporated and commenced operations in January 1995. From inception through September 1996, our activities primarily consisted of recruiting employees and raising capital, performing product and technology development, engaging in marketing activities and negotiating strategic relationships. In November 1995, we entered into an agreement with PSINet, Inc. for the deployment of a low-latency network, which provided a platform for launching and operating the Mplayer.com service. Testing of the Mplayer.com service began in February 1996 and the service was launched commercially in October 1996. In April 1996, we licensed our live community software and network services to SegaSoft Networks, Inc., which occurred concurrently with an equity investment by affiliates of SegaSoft's parent, CSK Corporation. In January 1999, we launched HearMe.com, our second live community service. During the period from January 1995 to March 31, 1999, we raised gross proceeds of approximately $54.9 million from the sale of equity securities to venture capital investors and strategic partners. The proceeds from these financings were primarily used to finance our research and development and the sales and marketing of our products and services. In May and June 1999, the Company raised gross proceeds of approximately $80.7 million from the sales of common stock through its initial public offering. A portion of the proceeds from this offering will be used to finance research and development and sales and marketing activities.

     We generate our revenues from two business units, Live Communities and Mpath Technology Products (formerly known as Mpath Foundation.) With respect to Live Communities, we derive the substantial majority of revenues from advertising fees. While the Mplayer.com and the HearMe.com services are free to all registered members, users may also pay subscription fees to us in exchange for access to premium services such as special events, rankings and ratings, contests, magazine subscriptions, special features and exclusive games. We also have a subscription plan that allows the members to purchase a year's subscription up front at a discounted rate. Additionally, we have begun to derive revenues from e-commerce activities, including fees from special event promotions and merchandise sales. Advertising revenue is recognized ratably over the term of each particular advertising agreement. E-commerce revenue is recognized when notification of shipment has taken place and the revenue has been earned. Subscription revenue is recognized ratably over the related subscription period. With respect to Mpath Technology Products, we derive revenues from licensing fees for our technology, including our Pop.X product which enables others to create live communities, and related services. We also derive incremental Mpath Technology Products revenues from service, maintenance and upgrade fees, which represent a significant source of recurring revenues each year. Service revenues are recognized over the period in which services are provided. Development revenue is recognized at the time services are completed or as development milestones are achieved. License revenue is recognized in the period earned. Deferred revenue consists primarily of monthly service revenue billed and paid in advance.

     Since we launched our first Live Community service in October 1996 and began negotiating certain license agreements through the Mpath Technology Products business unit, we have generated $16.2 million in revenues through June 30, 1999. For the period from inception to June 30, 1999 we have incurred a cumulative net loss of $64.2 million, of which $14.5 million came from a one-time write-off of goodwill and in-process research and development expenses associated with our acquisition of Catapult.

     Cost of net revenues for Live Communities consists primarily of the cost of operating the network infrastructure and royalties paid to third-party content providers. Cost of revenues for Mpath Technology Products consists primarily of network operating expenses in conjunction with providing services to Mpath Technology Products customers.

     Mpath's operating expenses consist of sales and marketing expenses, research and development expenses and general and administrative expenses. Sales and marketing expenses consist principally of salaries paid to employees in sales and marketing activities, advertising and promotional materials, public relations costs and travel. Research and development expenses consist principally of salaries and compensation paid to employees and consultants engaged in research and development activities and product testing. General and administrative expenses consist principally of salaries and compensation paid to employees and consultants in the administrative departments including finance, human resources and legal and costs relating to facilities and related depreciation, in-house and outside legal and accounting fees and related costs, and travel. All operating costs are expensed as incurred.

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


Results of Operations


     Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30, 1998

     Revenues. Net revenues increased 116% from approximately $1.5 million for the three months ended June 30, 1998 to approximately $3.2 million for the three months ended June 30, 1999. Net revenues from Live Communities increased 272% from $393,000 to $1.5 million. This increase was primarily driven by growth in advertising revenues associated with an expanding number of advertisers and the growth of traffic and usage time in our Live Communities. Net revenues from Mpath Technology Products increased 60% from approximately $1.1 million for the three months ended June 30, 1998 to approximately $1.8 million for the three months ended June 30, 1999. The increase was due to increased technology licensing fees earned from both new and existing customers during the period.

     Cost of revenues. Cost of revenues increased 50% from approximately $757,000, or 51% of net revenues, for the three months ended June 30, 1998 to approximately $1.1 million, or 35% of net revenues, for the three months ended June 30, 1999. Cost of revenues decreased as a percentage of net revenues primarily due to the increase in advertising revenues generated by Live Communities for the three months ended June 30, 1999. The absolute increase in cost of revenues was due to the significant increase in Live Communities subscriber usage and the resulting increase in server and network costs between 1998 and 1999. Cost of revenues for Live Communities increased from approximately $567,000 for the three months ended June 30, 1998 to approximately $842,000 for the three months ended June 30, 1999. Cost of revenues for Mpath Technology Products increased from approximately $190,000 for the three months ended June 30, 1998 to approximately $293,000 for the three months ended June 30, 1999. The increase was attributable to server costs associated with hosting services provided to certain Mpath Technology Products customers.

     Research and development. Research and development expenses increased 125% from approximately $767,000, or 51% of net revenues, for the three months ended June 30, 1998 to approximately $1.7 million, or 53% of net revenues, for the three months ended June 30, 1999. The increase in research and development expenses was primarily due to an increase in salary expense in 1999 as additional engineers were hired to support the Mpath Technology Products development of the POP.X technology and to additional consulting fees and software expenditures associated with this development.

     Sales and marketing. Sales and marketing expenses increased 83% from approximately $1.9 million, or 127% of net revenues, for the three months ended June 30, 1998, to approximately $3.5 million, or 107% of net revenues, for the three months ended June 30, 1999. Sales and marketing expenses decreased as a percentage of net revenues primarily because of the substantial increase in net revenues between 1998 and 1999. The increase in sales and marketing expenses was primarily due to an increase in headcount in the Live Communities marketing team and content programming personnel, increases in advertising sales headcount and related travel expenses and an increase in headcount of the Mpath Technology Products sales force.

     General and administrative. General and administrative costs increased 97% from approximately $820,000, or 55% of net revenues, for the three months ended June 30, 1998 to approximately $1.6 million, or 50% of net revenues, for the three months ended June 30, 1999. General and administrative costs increased primarily due to higher salary expenses resulting from additional headcount in the finance, administrative and operations support area hired to expand our infrastructure, additional costs relating to the costs of maintaining Mpath as a public entity and an increase in the reserve for doubtful accounts.

     Stock based compensation. Stock based compensation costs increased from approximately $650,000, or 43% of net revenues, in the three months ended June 30, 1998 to approximately $962,000, or 30% of net revenues, in the three months ended June 30, 1999. The increase related to an increase in the number of options granted as we continued to hire additional employees resulting in a larger cumulative amount of options granted. The increase attributable to these new issuances was added to the expense from grants in previous years which continued to vest in 1999.

     Interest and other income (expense), net. Interest and other income (expense), net includes interest expense primarily related to lease and debt obligations and interest income earned on the short-term investment of cash.

     Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30,
1998

     Revenues. Net revenues increased 82% from approximately $2.9 million for the six months ended June 30, 1998 to approximately $5.4 million for the six months ended June 30, 1999. Net revenues from Live Communities increased 264% from $710,000 to $2.6 million. This increase was primarily driven by growth in advertising revenues associated with an expanding number of advertisers and the growth of traffic and usage time in our Live Communities. Net revenues from Mpath Technology Products increased 24% from approximately $2.2 million for the six months ended June 30, 1998 to approximately $2.8 million for the six months ended June 30, 1999. The increase was due to increased technology licensing fees earned from both new and existing customers during the period.

     Cost of revenues. Cost of revenues increased 97% from approximately $1.5 million, or 52% of net revenues, for the six months ended June 30, 1998 to approximately $3.0 million, or 56% of net revenues, for the six months ended June 30, 1999. Cost of revenues increased as a percentage of net revenues primarily due to the expense of $849,000 associated with a warrant to purchase 120,000 common shares which was granted to an internet service provider in 1995, the terms of which were finalized during the six months ended June 30, 1999. Another factor contributing to the increase in costs of revenues was the significant increase in Live Communities subscriber usage and the resulting increase in server and network costs between 1998 and 1999. Cost of revenues for Live Communities increased from approximately $1.2 million for the six months ended June 30, 1998 to approximately $1.7 million for the six months ended June 30, 1999 excluding the warrant expense discussed above. Cost of revenues for Mpath Technology Products increased from approximately $382,000 for the six months ended June 30, 1998 to approximately $524,000 for the six months ended June 30, 1999. The increase was attributable to server costs associated with hosting services provided to certain Mpath Technology Products customers.

     Research and development. Research and development expenses increased 111% from approximately $1.5 million, or 52% of net revenues, for the six months ended June 30, 1998 to approximately $3.3 million, or 61% of net revenues, for the six months ended June 30, 1999. Research and development expenses increased as a percentage of net revenues primarily because of a substantial increase in engineering headcount between 1998 and 1999. The increase in research and development expenses was primarily due to an increase in salary expense in 1999 as additional engineers were hired to support the Mpath Technology Products development of the POP.X technology and to additional consulting fees and software expenditures associated with this development.

     Sales and marketing. Sales and marketing expenses increased 55% from approximately $3.7 million, or 127% of net revenues, for the six months ended June 30, 1998, to approximately $5.8 million, or 108% of net revenues, for the six months ended June 30, 1999. Sales and marketing expenses decreased as a percentage of net revenues primarily because of the substantial increase in net revenues between 1998 and 1999. The increase in sales and marketing expenses was primarily due to an increase in marketing expense in order to grow advertising revenues in our Live Communities business unit, increased Live Communities marketing headcount and an increase in headcount of the Mpath Technology Products and Live Communities sales forces.

     General and administrative. General and administrative costs increased 92% from approximately $1.6 million, or 54% of net revenues, for the six months ended June 30, 1998 to approximately $3.1 million, or 57% of net revenues, for the six months ended June 30, 1999. General and administrative costs increased primarily due to reserves taken against receivables during the six months ended June 30, 1999. Higher salary expenses due to additional headcount in the finance, administrative and operations support area hired to expand our infrastructure also contributed to the increase over the prior year period.

     Stock based compensation. Stock based compensation costs increased from approximately $1.3 million or 44% of net revenues in the six months ended June 30, 1998 to approximately $1.9 million or 35% of net revenues in the six months ended June 30, 1999. The increase related to an increase in the number of options granted as we continued to hire additional employees resulting in a larger cumulative amount of options granted. The increase attributable to these new issuances was added to the expense from grants in previous years which continued to vest in 1999.

     Interest and other income (expense), net. Interest and other income (expense), net includes interest expense primarily related to lease and debt obligations and interest income earned on the short-term investment of cash.

Liquidity and Capital Resources

     As of June 30, 1999, we had approximately $80.8 million of cash and cash equivalents.

     Net cash used in operating activities for the six months ended June 30, 1999 was $8.2 million compared to $5.4 million in the six months ended June 30, 1998. For both periods, net cash used by operating activities was primarily a result of funding ongoing expansion of our research and development and sales and marketing efforts and the resulting larger infrastructure and support functions.

     Net cash used in investing activities was $1.4 million for the six months ended June 30, 1999 compared to $275,000 for the six months ended June 30, 1998. Cash used in investing activities in each period was primarily related to purchases of property and equipment.

     Net cash provided by financing activities in the six months ended June 30, 1999 was $89.4 million as compared to net cash used in financing activities in the six months ended June 30, 1998 of $248,000. The major sources of financing activities during the six months ended June 30, 1999 was our initial public offering, through which we raised net proceeds of approximately $73.9 million and which was completed in May 1999 and our sale of Series E preferred stock in January 1999 through which we raised net proceeds of approximately $18.8 million.

     In 1995, we entered into a capital lease agreement with Lighthouse Capital and we drew down all available funds of approximately $1.5 million. We entered into a Loan and Security Agreement with Greyrock Business Credit, a Division of NationsCredit Commercial Corporation in July 1998. The agreement consisted of a term loan for $1.5 million, an accounts receivable revolving line of credit for $1.5 million and a capital equipment loan of $1.0 million. Amounts borrowed under these agreements are collateralized by substantially all our assets, bear interest at the prime rate plus two percent and mature on June 30, 1999. By December 1998, we had drawn down $1.5 million against the term loan agreement and approximately $1.0 million against the capital equipment agreement. In January 1999, we fully repaid the term loan with a portion of the net proceeds from the sale of our Series E Preferred Stock in January 1999. In May 1999 we fully repaid the equipment loan from the proceeds of the IPO. There are no outstanding loans to Greyrock Business Credit.

     Upon the acquisition of Catapult in 1996, we assumed a convertible note payable from Catapult bearing interest at prime and which is due together with interest in November 2001. At December 31, 1998, we had $1,864,000 outstanding under this note payable. On June 11, 1999, we elected to pay off the loan balance together with the accrued interest thereon, for a total of $2,265,000.

     We currently anticipate that the net proceeds of $74 million from the public offering which we completed in May 1999 and from the issuance of the underwriters' overallotment in June 1999, together with our existing lines of credit and available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds in the future in order to fund more aggressive brand promotions and more rapid expansion, to develop newer or enhanced products or services, to fund acquisitions, to respond to competitive pressures, or to acquire complementary businesses, technologies or services. There can be no assurance that additional financing will be available on terms favorable to us, or at all.

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

     In accordance with our Year 2000 compliance plan we have identified measures that will have to be taken to avoid Year 2000 disruptions to our business operations. We have also conducted an assessment of our systems and third party products that must be verified for Year 2000 compliance. Our Year 2000 compliance plan schedules the following activities:

     . First quarter 1999--Began engineering and operational work required to make our products Year 2000 compliant.

     . Second quarter 1999--Completed component evaluation for Year 2000 compliance.

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

     Costs. To date, we have incurred approximately $94,000 in connection with identifying or evaluating Year 2000 compliance issues. Our expenses have related to the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. We anticipate our costs will continue to include employee expenses and will increase for purchases of Year 2000 compliant upgrades to our existing hardware and software platforms. We estimate that these costs will total between approximately $150,000 and $200,000 and approximately $100,000 for two Year 2000 compliance consultants; however, if these costs are substantially higher than anticipated, it could have a material adverse effect on our business, results of operations and financial condition. The cost of Year 2000 compliance will be accounted for as an operating expense and funded from working capital.

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

     Contingency Plan. As discussed above, we are engaged in an ongoing Year 2000 assessment and the development of contingency plans. The results of our Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans. We have identified our worst-case scenario as the interruption of our business resulting from Year 2000 failure of the electric company or our ISPs to provide services. We have not yet completed our worst-case scenario contingency plan. Without a worst-case scenario contingency plan we may not have enough time to complete remedial measures and implement contingency planning for the worst-case scenario. We completed our contingency plan in accordance with our compliance plan and under the guidance of our consultants in July 1999.

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

     We have had substantial losses since our inception and our operating losses may increase in the future. Accordingly, we cannot assure you that we will ever become or remain profitable. If our revenues fail to grow at anticipated rates, our operating expenses increase without a commensurate increase in our revenues or we fail to adjust operating expense levels accordingly, our business, results of operations and financial condition will be adversely affected. As of June 30, 1999, we had an accumulated deficit of $64.2 million. Although we have experienced growth in net revenues, members, customers and Internet reach in recent periods, we cannot be certain that our growth rates will continue at their current levels or increase in the future.

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

     Mpath Technology Products revenues have accounted for the majority of our revenues to date. Historically, we have received a significant portion of our Mpath Technology Products revenues from a limited number of sales and license agreements. Therefore, any downturn in the business of these customers or potential customers could have a material adverse effect on our revenues and quarterly results of operations. We believe that a customer's decision to license our technology is relatively discretionary and, for large-scale users, often involves a significant long-term commitment of resources. We currently have fourteen Mpath Technology Products customers.

     Our Mpath Technology Products customers often take a long time to evaluate our products and services, and many people are involved in the sales process. The long sales and implementation cycles for our products and services and the timing of these sales may cause license and service revenues and operating results to vary significantly from period to period. We spend a lot of time educating and providing information to our prospective customers regarding the use and benefits of our products and services. Even after deciding to license our products, our customers tend to deploy our products slowly and deliberately depending on the expertise of the customer, the size of deployment, the complexity of the customer's system architecture, the quantity of hardware involved, and the degree of hardware and software configuration necessary to deploy our products.

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

     Our future success depends upon our ability to enhance our current products and services and to develop and introduce new products and services that will achieve market acceptance. If we do not adequately respond to the need to develop and introduce new products or services, then our business, operating results and financial condition will be adversely affected. The market for our products is characterized by: rapid technological advances, evolving standards in the Internet and software markets, changes in customer requirements, and frequent new product and service introductions and enhancements. We cannot be certain that we will be successful at integrating new technology into the Mpath Live Communities and our Mpath Technology Products on a timely basis. In addition, the integration of new technology may degrade the responsiveness and speed of the Mpath Live Communities and our Mpath Technology Products and we cannot be certain that, once integrated, the new technology will function as expected. Major product enhancements and new products and services often require long development and testing periods to achieve market acceptance. In addition, our software products are complex and, despite vigorous testing and quality control procedures, may contain undetected errors or "bugs" when first introduced or updated. Any inability to timely deliver quality products and services could have a material adverse effect on our business, results of operations and financial condition.

     We currently sell the vast majority of our Mpath Technology Products and services through our internal sales staff. If demand for our products and services increases, however, we will need to enter into reseller arrangements with Web development firms, enterprise applications resellers and OEM partners to distribute our products and technologies. If we do not adequately develop and maintain a network of resellers and OEMs, our business, results of operations and financial condition could be adversely impacted. Resellers and OEMs frequently have exclusive sales territories pursuant to individually negotiated contracts, which may limit our ability to build and expand our network of resellers and OEMs. In addition, some resellers and OEMs may offer products of one or more of our competitors, and they may emphasize our competitors' products at the expense of our products.

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



ITEM 3.QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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


PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 20, 1996, Mpath, MPCAT Acquisition Corporation (a wholly-owned subsidiary of Mpath), and Catapult Entertainment, Inc. executed an Agreement and Plan of Reorganization. The agreement provided for the merger of MPCAT into Catapult such that Catapult would be the surviving corporation and would become a wholly-owned subsidiary of Mpath. In addition, Catapult agreed, as part of the merger agreement, that it would file a voluntary bankruptcy petition. On October 10, 1996, Catapult filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, San Jose Division. On November 15, 1996, the Bankruptcy Court entered its order, which approved the merger between MPCAT and Catapult. At the same time, the Bankruptcy Court entered a separate order that authorized Catapult to assume two patent licenses that it had obtained from Steve Perlman prior to filing the bankruptcy petition. Mr. Perlman objected to the assumption of his licenses by Catapult, and on November 18, 1996, Mr. Perlman filed an appeal with the United States District Court for the Northern District of California, San Jose Division. On August 7, 1997, the District Court affirmed the Bankruptcy Court decision. On September 8, 1997, Mr. Perlman filed an appeal with the Ninth Circuit Court of Appeals, and on January 28, 1999, the Ninth Circuit reversed the Bankruptcy Court and the District Court. The Ninth Circuit held that Catapult could not assume Mr. Perlman's licenses without Mr. Perlman's consent. Catapult has filed a petition for certiorari. The United States Supreme Court has requested Mr. Perlman to provide a response.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (c) Recent Sales of Unregistered Securities.

During the three months ended June 30, 1999, Mpath has issued an aggregate of 863,955 options to purchase its common stock, net of lapsed options of 68,545 to its employees, directors and consultants with exercise prices ranging from $8.87 to $29.50 per share exclusive of options registered under the Securities Act. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. Almost all of these issuances were made in reliance upon Rule 701 promulgated under the Securities Act. Those issuances that were not made in reliance upon Rule 701 were to officers of Mpath whose relationship with Mpath provided for adequate access to information about Mpath.

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


                                                                       Amount Paid
                                                                   --------------------
Securities and Exchange Commission registration fee                       $   50,000
,NASD filing fee                                                               5,500
NASDAQ National Market listing fee                                            95,000
Printing and engraving expenses                                              245,000
Legal fees and expenses                                                      361,500
Accounting fees and expenses                                                 189,700
Blue Sky qualification fees and expenses                                       3,000
Transfer Agent and Registrar fees                                              5,500
Miscellaneous fees and expenses                                              233,800
                                                                          ----------
Total                                                                     $1,189,000
                                                                          ----------

     After deducting the underwriting discounts and commissions and the offering expenses described above, Mpath received net proceeds from the offering of approximately $73,900,000. Mpath has used the net proceeds from its initial public offering of Common Stock to invest in interest bearing investment grade instruments and to fund the general operations of Mpath. In addition, Mpath currently expects to use the net proceeds primarily for working capital and general corporate purposes, including approximately $5.0 million for funding product development and approximately $5.0 million for expanding its sales and marketing organization. In addition, Mpath may use a portion of the net proceeds for further development of its product lines through acquisitions of products, technologies and businesses. None of Mpath's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of Mpath or their associates, persons owning 10% or more of any class of equity securities of Mpath, or an affiliate of Mpath.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


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

MPATH INTERACTIVE, INC.

       By:  /s/ LINDA R. PALMOR _______________________    Date: August 5, 1999

     Linda R. Palmor
     Chief Financial Officer
     (Principal Accounting and Financial Officer)