Form 10-Q
period 1999-09-30
MPATH INTERACTIVE INC/CA
filed 1999-11-09
CIK 1078693

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,1999

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM

                               --------------- TO

                                --------------- .

                        COMMISSION FILE NUMBER: 000-25399

                            ------------------------
                             MPATH INTERACTIVE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               94-3217317
     (STATE OR OTHER JURISDICTION
   OF INCORPORATION OR ORGANIZATION)        (IRS EMPLOYER IDENTIFICATION NO.)

                                665 CLYDE AVENUE
                         MOUNTAIN VIEW, CALIFORNIA 94043

                                 (650) 429-3900
               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF THE REGISTRANT'S PRINCIPAL

                               EXECUTIVE OFFICES)

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of outstanding shares of the registrant's Common Stock, $0.00005 par value, was 23,919,490 as of October 29, 1999.

        -----------------------------------------------------------------
        -----------------------------------------------------------------

                             MPATH INTERACTIVE, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

   Unaudited Condensed Consolidated Balance Sheets - September 30,
     1999 and December 31, 1998 ............................................  3

   Unaudited and Condensed Consolidated Statements of Operations - Three
     Months and Nine Months Ended September 30, 1999 and 1998 ............    4

   Unaudited Condensed Consolidated Statements of Cash Flows - Nine Months
     Ended September 30, 1999 and 1998 ...................................... 5

   Notes to Condensed Consolidated Financial Statements ..................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................  8

Item 3.  Qualitative and Quantitative Disclosure about Market Risk ......... 18

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ................................................. 18

Item 2.  Changes in Securities and Use of Proceeds ......................... 19

Item 3.  Defaults Upon Senior Securities ................................... 20

Item 4.  Submission of Matters to a Vote of Security Holders ............... 20

Item 5.  Other Information ................................................. 20

Item 6.  Exhibits and Reports on Form 8-K .................................. 20

Signatures ................................................................. 20

                             MPATH INTERACTIVE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      SEPTEMBER 30, December 31,
                                                           1999       1998
                                                           ----       ----
                         ASSETS

Current assets:
   Cash and cash equivalents ........................    $ 45,790     $ 1,114
   Short-term investments ...........................      30,436          --
   Accounts receivable, net of allowance for doubtful
     accounts of $415 and $20 respectively ..........       3,220       2,226
   Prepaid expenses and other current assets ........       1,861         710
                                                         --------     -------
       Total current assets .........................      81,307       4,050
Restricted cash .....................................          --         170
Property and equipment, net .........................       3,357       1,878
Other assets ........................................         427          79
                                                         --------     -------
       Total assets .................................    $ 85,091     $ 6,177
                                                         ========     =======

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable .................................    $    514     $ 1,119
   Accrued payroll and related expenses .............       2,291       1,063
   Accrued expenses .................................       1,882         719
   Current portion of capital lease obligations .....         355         458
   Deferred revenue .................................         304         332
   Notes payable ....................................         230       2,426
                                                         --------     -------
       Total current liabilities ....................       5,576       6,117
Convertible note payable ............................          --       1,864
Capital lease obligations and notes payable, net
of current portion ..................................         180         326
                                                         --------     -------
       Total liabilities ............................       5,756       8,307
                                                         --------     -------
Commitments and contingencies

Stockholders' equity (deficit):
   Convertible preferred stock ......................          --           1
   Common stock warrants ............................           2           2
   Common stock .....................................           1          --
   Additional paid-in capital .......................     160,587      63,155
   Deferred stock based compensation ................      (9,986)    (11,263)
   Notes receivable from stockholders ...............      (2,328)     (1,020)
   Accumulated deficit ..............................     (68,941)    (53,005)
                                                         --------     -------
       Total stockholders' equity (deficit) .........      79,335      (2,130)
                                                         --------     -------
       Total liabilities and stockholders' equity ...    $ 85,091     $ 6,177
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

                             MPATH INTERACTIVE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS            NINE MONTHS
                                                       ENDED                   ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                               ---------------------   ---------------------
                                                  1999        1998         1999        1998
                                                  ----        ----         ----        ----
Net revenues:
    Live Communities .......................   $  2,098    $    931    $  4,683    $  1,641
    HearMe Technology Products .............      2,034       1,287       4,809       3,524
                                               --------    --------    --------    --------
        Total net revenues .................      4,132       2,218       9,492       5,165
Cost of net revenues:
    Live Communities .......................        840         463       2,492       1,614
    Live Communities - warrant expense .....         --          --         849          --
    HearMe Technology Products .............        255         210         779         592
                                               --------    --------    --------    --------
        Total cost of net revenues .........      1,095         673       4,120       2,206
                                               --------    --------    --------    --------
            Gross profit ...................      3,037       1,545       5,372       2,959
                                               --------    --------    --------    --------
Operating expenses:
    Research and development ...............      1,901         779       5,167       2,325
    Sales and marketing ....................      4,142       2,058       9,941       5,806
    General and administrative .............      1,552         785       4,605       2,372
    Stock based compensation ...............        959         650       2,857       1,950
                                               --------    --------    --------    --------
             Total operating expenses ......      8,554       4,272      22,570      12,453
                                               --------    --------    --------    --------
                 Loss from operations ......     (5,517)     (2,727)    (17,198)     (9,494)
    Interest and other income (expense), net        757         (87)      1,262          44
                                               --------    --------    --------    --------
                 Net loss ..................   $ (4,760)   $ (2,814)   $(15,936)   $ (9,450)

Other comprehensive income:
            Unrealized gain on investments .        210          --         301          --
                                               --------    --------    --------    --------
                Comprehensive loss .........   $ (4,550)   $ (2,814)   $(15,635)   $ (9,450)

Net loss per common share:
    Basic and diluted ......................   $   (.22)   $  (1.14)   $  (1.20)   $  (4.35)
    Pro forma ..............................   $   (.22)   $   (.22)   $   (.84)   $   (.75)
Weighted average shares outstanding:
    Basic and diluted ......................     21,571       2,465      13,268       2,172
    Pro forma ..............................     21,571      12,882      19,085      12,588


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MPATH INTERACTIVE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     ---------------------
                                                                        1999       1998
                                                                        ----       ----
Cash used in operating activities ................................   $(11,526)   $(7,119)

Cash flows from investing activities:
    Investment in short-term investments .........................    (30,436)        --
    Acquisition of property and equipment ........................     (2,488)      (541)
                                                                     --------    -------
               Net cash used in investing activities .............    (32,924)      (541)
                                                                     --------    -------
Cash flows from financing activities:
    Proceeds from notes payable ..................................         --      2,043
    Payments of notes payable ....................................     (4,453)       (38)
    Payments under capital lease obligations .....................       (350)      (288)
    Issuance of notes payable insurance premium ..................        434         --
    Proceeds from exercise of common stock options
      and warrants, net of repurchase ............................        808        223
    Proceeds from issuance of Series E preferred  stock, net .....     18,797         --
    Proceeds from initial public offering, net of issuance costs .     73,890         --
                                                                     --------    -------
              Net cash provided by financing activities ..........     89,126      1,940
                                                                     --------    -------
              Net increase (decrease) in cash and cash equivalents     44,676     (5,720)
                                                                     --------    -------
Cash and cash equivalents, beginning of period ...................      1,114      9,132
                                                                     --------    -------
Cash and cash equivalents, end of period .........................   $ 45,790    $ 3,412


                 The accompanying notes are an integral part of these
                      condensed consolidated financial statements

                             MPATH INTERACTIVE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at September 30, 1999 and 1998 have been included.

The condensed consolidated financial statements include those of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Results for the three months and nine months ended September 30, 1999 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Registration Statement on Form S-1 (No. 333-72437), including the related prospectus dated April 29, 1999 as filed with the SEC.

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

On September 28, 1999 the Company announced that it would commence doing business under the name HearMe and changed the NASDAQ ticker symbol to HEAR.

NET LOSS PER SHARE

Historical basic and diluted net loss per share are calculated using the weighted average shares of common stock outstanding, reduced for shares subject to repurchase by the Company. Preferred stock, stock options, warrants and unvested common stock are excluded from the calculation of diluted net loss per share since their effect would be antidilutive.

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

                                MPATH INTERACTIVE, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1999
                                      (UNAUDITED)

ACCOUNTING FOR DERIVATIVES

In June 1998, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. In July 1999, FASB issued SFAS No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. The Company does not believe the adoption of SFAS 133 and SFAS 137 will have a material effect on the Company's consolidated results of operations or financial condition.

2. SEGMENT INFORMATION

Operating losses for the Company's two segments, the Live Communities segment and the HearMe Technology Products segment, formerly known as the Mpath Foundation segment, were as follows:

                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                      ------------------      ------------------
                                        1999       1998       1999        1998
                                        ----       ----       ----        ----
Live Communities ..................   ($3,680)   ($1,955)   ($10,987)   ($7,179)
HearMe Technology Products ........      (879)      (122)     (3,354)      (365)
                                      -------    -------    --------    -------
Total Operating Loss ..............   ($4,559)   ($2,077)   ($14,341)   ($7,544)

Amounts do not reconcile to total operating loss since they exclude stock-based compensation.

3. SUBSEQUENT EVENT - ACQUISITION OF RESOUNDING TECHNOLOGY, INC.

On October 20, 1999, the Company, completed its acquisition of Resounding Technology, Inc., a Delaware corporation. This acquisition was accomplished by the statutory merger (THE "MERGER") of ITR Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Mpath, with and into Resounding. The Merger was accomplished pursuant to an Agreement and Plan of Merger dated as of September 27, 1999, among Mpath, Resounding, and ITR Acquisition Corp., and a related Certificate of Merger, following approval by the stockholders of Resounding and satisfaction of other closing conditions. The acquisition, which is being accounted for as a purchase transaction, was paid through the issuance of 1,585,488 shares of Mpath common stock, the assumption of 153,048 stock options, and payment in cash to certain of Resounding's stockholders in the amount of $175,000. The portion of the consideration in the form of Mpath stock was distributed using an exchange ratio of .331 for each share or option of Resounding. Of the 1,585,488 shares of common stock, 317,098 shares are held by an escrow agent to serve as security for the indemnity provided by certain shareholders of Resounding. The Company will account for this acquisition in the fourth quarter of fiscal 1999 using the purchase method of accounting. The Company will evaluate the allocation of the purchase price to the net assets acquired, which may include in-process technology that will be written-off in the period acquired, and goodwill and other intangibles that will be amortized over their benefit periods.

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

OVERVIEW

   Mpath develops, licenses and operates technologies that enable us and other Internet sites to create and manage Live Communities. We were incorporated and commenced operations in January 1995. From inception through September 1996, our activities primarily consisted of recruiting employees and raising capital, performing product and technology development, engaging in marketing activities and negotiating strategic relationships. In November 1995, we entered into an agreement with PSINet, Inc. for the deployment of a low-latency network, which provided a platform for launching and operating the MPLAYER.COM service. Testing of the MPLAYER.COM service began in February 1996 and the service was launched commercially in October 1996. In April 1996, we licensed our Live Community software and network services to SegaSoft Networks, Inc., which occurred concurrently with an equity investment by affiliates of SegaSoft's parent, CSK Corporation. In January 1999, we launched HEARME.COM, our second Live Community service. During the period from January 1995 to March 31, 1999, we raised gross proceeds of approximately $54.9 million from the sale of equity securities to venture capital investors and strategic partners. The proceeds from these financings were primarily used to finance our research and development and the sales and marketing of our products and services. In May and June 1999, we raised gross proceeds of approximately $80.7 million from the sales of common stock through its initial public offering. A portion of the proceeds from this offering is being used to finance research and development and sales and marketing activities.

   In September 1999, we announced that we would commence doing business under the name HearMe.

    We generate our revenues from two business units, Live Communities and HearMe Technology Products (formerly known as Mpath Foundation.) With respect to Live Communities, we derive the substantial majority of revenues from advertising fees. While the MPLAYER.COM and the HEARME.COM services are free to all registered members, until September 1999, some users also paid subscription fees to us in exchange for access to premium services such as special events, rankings and ratings, contests, magazine subscriptions, special features and exclusive games. We also had a subscription plan that allowed the members to purchase a year's subscription up front at a discounted rate. As of September 1999, we terminated the subscription fee program and extended our services free to all of our members. Additionally, we have begun to derive revenues from e-commerce activities, including fees from special event promotions and merchandise sales. Advertising revenue is recognized ratably over the term of each particular advertising agreement. E-commerce revenue is recognized when notification of shipment has taken place and the revenue has been earned. Subscription revenue through September 1999 was recognized ratably over the related subscription period. Any unearned but paid member subscription fees remaining at September 30, 1999 were reimbursed to the members in October 1999. With respect to HearMe Technology Products, we derive revenues from licensing fees for our technology, including our POP.X product which enables others to create live communities, and related services. We also derive incremental HearMe Technology Products revenues from service, maintenance and upgrade fees. Service revenues are recognized over the period in which services are provided. Development revenue is recognized at the time services are completed or as development milestones are achieved. License revenue is recognized in the period earned. Deferred revenue consists primarily of monthly service revenue billed and paid in advance.

   Since we launched our first Live Community service in October 1996 and began negotiating certain license agreements through the HearMe Technology Products business unit, we have generated $20.4 million in net revenues through September 30, 1999. For the period from inception to September 30, 1999 we have incurred a cumulative net loss of $68.9 million, of which $14.5 million came from a one-time write-off of goodwill and in-process research and development expenses associated with our acquisition of Catapult.

   Cost of net revenues for Live Communities consists primarily of the cost of operating the network infrastructure and royalties paid to third-party content providers. Cost of net revenues for HearMe Technology Products consists primarily of network operating expenses in conjunction with providing services to certain HearMe Technology Products customers.

   The Company's operating expenses consist of sales and marketing expenses, research and development expenses and general and administrative expenses. Sales and marketing expenses consist principally of salaries paid to employees in sales and marketing activities, advertising, promotional materials and programs, public relations costs and travel. Research and development expenses consist principally of salaries and compensation paid to employees and consultants engaged in research and development activities and product testing. General and administrative expenses consist principally of salaries and compensation paid to employees and consultants in the administrative departments including finance, human resources and legal and costs relating to facilities, infrastructure and related depreciation, in-house and outside legal and accounting fees and related costs, and travel. All operating costs are expensed as incurred.

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

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE
    MONTHS ENDED SEPTEMBER 30, 1998

   REVENUES. Net revenues increased 86% from approximately $2.2 million for the three months ended September 30, 1998 to approximately $4.1 million for the three months ended September 30, 1999. Net revenues from Live Communities increased 125% from $931,000 to $2.1 million. This increase was primarily driven by growth in advertising revenues associated with an expanding number of advertisers and the growth of traffic and usage time in our Live Communities. Net revenues from HearMe Technology Products increased 58% from approximately $1.3 million for the three months ended September 30, 1998 to approximately $2.0 million for the three months ended September 30, 1999. The increase was due to increased technology licensing fees earned from both new and existing customers during the period.

   COST OF REVENUES. Cost of net revenues increased 63% from approximately $673,000, or 30% of net revenues, for the three months ended September 30, 1998 to approximately $1.1 million, or 27% of net revenues, for the three months ended September 30, 1999. Cost of net revenues decreased as a percentage of net revenues primarily due to advertising revenues growing faster than the related server and network costs within the Live Communities segment for the three months ended September 30, 1999. The absolute increase in cost of revenues was due to the significant increase in Live Communities subscriber usage and the resulting increase in server and network costs between 1998 and 1999. Cost of net revenues for Live Communities increased from approximately $463,000 for the three months ended September 30, 1998 to approximately $840,000 for the three months ended September 30, 1999. Cost of net revenues for HearMe Technology Products increased from approximately $210,000 for the three months ended September 30, 1998 to approximately $255,000 for the three months ended September 30, 1999. The increase was attributable to server costs associated with hosting services provided to certain HearMe Technology Products customers.

   RESEARCH AND DEVELOPMENT. Research and development expenses increased 144% from approximately $779,000, or 35% of net revenues, for the three months ended September 30, 1998 to approximately $1.9 million, or 46% of net revenues, for the three months ended September 30, 1999. The increase in research and development expenses was primarily due to an increase in salary expense in 1999 as additional engineers were hired to support the development of the POP.X technology and enhancements to the Company's Live Communities websites and to additional consulting fees and software expenditures associated with these projects.

   SALES AND MARKETING. Sales and marketing expenses increased 101% from approximately $2.1 million, or 93% of net revenues, for the three months ended September 30, 1998, to approximately $4.1 million, or 100% of net revenues, for the three months ended September 30, 1999. Sales and marketing expenses increased as a percentage of net revenues primarily due to the initiation of outbound advertising and marketing campaigns to promote the Company's brands. The absolute increase in sales and marketing expenses was due to an increase in headcount in the Live Communities marketing team, increases in advertising sales headcount and related travel expenses and an increase in headcount of the HearMe Technology Products marketing and sales force.

   GENERAL AND ADMINISTRATIVE. General and administrative costs increased 98% from approximately $785,000, or 35% of net revenues, for the three months ended September 30, 1998 to approximately $1.6 million, or 38% of net revenues, for the three months ended September 30, 1999. General and administrative costs increased primarily due to higher salary expenses resulting from additional headcount in the finance, administrative and operations area required to support our expanded infrastructure and additional costs relating to the costs of maintaining the Company as a public entity.

   STOCK BASED COMPENSATION. Stock based compensation costs increased from approximately $650,000, or 29% of net revenues, in the three months ended September 30, 1998 to approximately $959,000, or 23% of net revenues, in the three months ended September 30, 1999. The increase related to an increase in the number of options granted as we continued to hire additional employees resulting in a larger cumulative amount of options granted. The increase attributable to these new issuances was added to the expense from grants in previous years which continued to vest in 1999.

   INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net includes interest income earned on the short-term investment of cash and interest expense primarily related to capital lease and debt obligations.

   NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS
     ENDED SEPTEMBER 30, 1998

   REVENUES. Net revenues increased 84% from approximately $5.2 million for the nine months ended September 30, 1998 to approximately $9.5 million for the nine months ended September 30, 1999. Net revenues from Live Communities increased 185% from $1.6 million to $4.7 million. This increase was primarily driven by growth in advertising revenues associated with an expanding number of advertisers and the growth of traffic and usage time in our Live Communities. Net revenues from HearMe Technology Products increased 36% from approximately $3.5 million for the nine months ended September 30, 1998 to approximately $4.8 million for the nine months ended September 30, 1999. The increase was due to increased technology licensing fees earned from both new and existing customers during the period.

   COST OF REVENUES. Cost of net revenues increased 87% from approximately $2.2 million for the nine months ended September 30, 1998 to approximately $4.1 million, for the nine months ended September 30,

1999 and, as a percentage of revenues, remained flat at 43% of revenue from 1998 to 1999. The increase in costs of net revenues was mainly due to the significant increase in Live Communities subscriber usage and the resulting increase in server and network costs between 1998 and 1999. Cost of net revenues for Live Communities increased from approximately $1.6 million for the nine months ended September 30, 1998 to approximately $2.5 million for the nine months ended September 30, 1999 excluding $849,000 of expense incurred in connection with a warrant for 120,000 shares granted to an internet service provider in 1995, the terms of which were finalized during the nine months ended September 30, 1999. Cost of net revenues for HearMe Technology Products increased from approximately $592,000 for the nine months ended September 30, 1998 to approximately $779,000 for the nine months ended September 30, 1999. The increase was attributable to server costs associated with hosting services provided to certain HearMe Technology Products customers.

   RESEARCH AND DEVELOPMENT. Research and development expenses increased 122% from approximately $2.3 million, or 45% of net revenues, for the nine months ended September 30, 1998 to approximately $5.2 million, or 54% of net revenues, for the nine months ended September 30, 1999. The increase in research and development expenses in absolute terms and as a percentage of net revenues, was primarily due to an increase in salary expense in 1999 as additional engineers were hired to support the HearMe Technology Products development of the POP.X technology and to additional consulting fees and software expenditures associated with this development.

   SALES AND MARKETING. Sales and marketing expenses increased 71% from approximately $5.8 million, or 112% of net revenues, for the nine months ended September 30, 1998, to approximately $9.9 million, or 105% of net revenues, for the nine months ended September 30, 1999. Sales and marketing expenses decreased as a percentage of net revenues primarily because of the substantial increase in net revenues between 1998 and 1999. The increase in sales and marketing expenses was primarily due to an increase in marketing and outbound advertising expense incurred in order to grow advertising revenues in our Live Communities business unit, increased Live Communities marketing headcount and an increase in headcount of the HearMe Technology Products and Live Communities sales forces.

   GENERAL AND ADMINISTRATIVE. General and administrative costs increased 94% from approximately $2.4 million, or 46% of net revenues, for the nine months ended September 30, 1998 to approximately $4.6 million, or 49% of net revenues, for the nine months ended September 30, 1999. General and administrative costs increased primarily due to higher salary expenses related to additional headcount in the finance, administrative and operations support area hired to support our expanding infrastructure. Higher reserves taken against receivables during the nine months ended September 30, 1999 also contributed to the increase over the prior year period.

   STOCK BASED COMPENSATION. Stock based compensation costs increased from approximately $2.0 million or 38% of net revenues in the nine months ended September 30, 1998 to approximately $2.9 million or 30% of net revenues in the nine months ended September 30, 1999. The increase related to an increase in the number of options granted as we continued to hire additional employees resulting in a larger cumulative amount of options granted. The increase attributable to these new issuances was added to the expense from grants in previous years which continued to vest in 1999.

   INTEREST  AND  OTHER  INCOME  (EXPENSE),   NET.  Interest  and  other  income
(expense), net includes interest expense primarily related to lease and debt obligations and interest income earned on the short-term investment of cash.

LIQUIDITY AND CAPITAL RESOURCES

   As of September 30, 1999, we had approximately $76.2 million of cash and cash equivalents and short-term investments.

    Net cash used in operating activities for the nine months ended September 30, 1999 was $11.5 million compared to $7.2 million in the nine months ended September 30, 1998. For both periods, net cash used in operating activities was primarily a result of funding ongoing expansion of our research and development and sales and marketing efforts and the resulting larger infrastructure and support functions.

   Net cash used in investing activities was $32.9 million for the nine months ended September 30, 1999 compared to $0.5 million for the nine months ended September 30, 1998. Net cash used in investing activities in each period was primarily related to purchase of short-term investments and to purchases of property and equipment.

   Net cash provided by financing activities in the nine months ended September 30, 1999 was $89.1 million as compared to net cash provided by financing activities in the nine months ended September 30, 1998 of $2.0 million. The major sources of financing activities during the nine months ended September 30, 1999 was our initial public offering, through which we raised net proceeds of approximately $73.9 million and which was completed in May and June 1999 and our sale of Series E preferred stock in January 1999 through which we raised net proceeds of approximately $18.8 million.

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

   We currently anticipate that the net proceeds of $73.9 million from the public offering which we completed in May 1999 and from the issuance of the underwriters' overallotment in June 1999, together with our existing lines of credit and available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds in the future in order to fund more aggressive brand promotions and more rapid expansion, to develop newer or enhanced products or services, to fund acquisitions, to respond to competitive pressures, or to acquire complementary businesses, technologies or services. There can be no assurance that additional financing will be available on terms favorable to us, or at all.

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

   STATE OF READINESS. We have made an assessment of the Year 2000 readiness of our information technology ("IT") systems, including the hardware and software that enable us to provide and deliver our products and services. We have completed our Year 2000 compliance plan and contracted for the services of two Year 2000 compliance consultants. Our assessment plan consists of:

       quality assurance testing of our internally developed proprietary software incorporated in our products;

       contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of our products and services;

       contacting vendors of material non-IT systems;

       assessment of repair or replacement requirements;

       repair or replacement;

       implementation; and

       creation of contingency plans in the event of Year 2000 failures.

   In accordance with our Year 2000 compliance plan we identified measures to be taken to avoid Year 2000 disruptions to our business operations. We also conducted an assessment of our systems and third party products that must be verified for Year 2000 compliance. Our Year 2000 compliance plan scheduled the following activities:

       First quarter 1999--Began engineering and operational work required to make our products Year 2000 compliant.

       Second quarter 1999--Completed component evaluation for Year 2000 compliance.

       Third quarter 1999--Completed development of Year 2000 compliant systems.

       Third quarter 1999--Tested our systems in a constrained environment for Year 2000 compliance.

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

   We have located and printed Year 2000 readiness disclosure statements for our software and hardware vendors. In accordance with our Year 2000 compliance plan and under the guidance of our Year 2000 consultants we will contact our hardware, software and service vendors concerning Year 2000 compliance. We will contact by letter, email or fax the vendors that have not provided Year 2000 readiness disclosure statements. This communication to the vendors will request a written response confirming that the vendor's products and services are Year 2000 compliant. At present we believe there are upgrade products for all the significant third party hardware products, software products and services we rely upon to operate our business. If the vendors are, in fact, not Year 2000 compliant, we may experience some short term difficulty procuring software applications, computer hardware and telecommunication services to replace non-compliant products and services.

   COSTS. To date, we have incurred approximately $105,000 in connection with identifying or evaluating Year 2000 compliance issues. Our expenses have related to the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. We anticipate our costs will continue to include employee expenses and will increase for purchases of Year 2000 compliant upgrades to our existing hardware and software platforms. We estimate that these costs will total between approximately $150,000 and $200,000 and approximately $100,000 for two Year 2000 compliance consultants; however, if these costs are substantially higher than anticipated, it could have a material adverse effect on our business, results of operations and financial condition. The cost of Year 2000 compliance will be accounted for as an operating expense and funded from working capital.

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

   We have had substantial losses since our inception and our operating losses may increase in the future. Accordingly, we cannot assure you that we will ever become or remain profitable. If our revenues fail to grow at anticipated rates, our operating expenses increase without a commensurate increase in our revenues or we fail to adjust operating expense levels accordingly, our business, results of operations and financial condition will be adversely affected. As of September 30, 1999, we had an accumulated deficit of $68.9 million. Although we have experienced growth in net revenues, members, customers and Internet reach in recent periods, we cannot be certain that our growth rates will continue at their current levels or increase in the future.

   We have not yet become profitable on a quarterly or annual basis, and we anticipate that we will continue to incur net losses for the foreseeable future. The extent of these losses will be contingent, in part, on the amount of growth in our revenues from advertising, licensing and commerce. We expect our operating expenses to increase significantly, especially in the areas of engineering, sales and marketing and brand promotion, and, as a result, we will need to generate increased quarterly revenues to become profitable.

   Our HearMe Technology Products revenues have accounted for a significant portion of our revenues to date. Historically, we have received most of our HearMeTechnology Products revenues from a limited number of sales and license agreements. Therefore, any downturn in the business of these customers or potential customers could have a material adverse effect on our revenues and quarterly results of operations. We believe that a customer's decision to license our technology is relatively discretionary and, for large-scale users, often involves a significant long-term commitment of resources. We currently have fifteen HearMe Technology Products customers.

   Our HearMe Technology Products customers often take a long time to evaluate our products and services, and many people are involved in the sales process. The long sales and implementation cycles for our products and services and the timing of these sales may cause license and service revenues and operating results to vary significantly from period to period. We spend a lot of time educating and providing information to our prospective customers regarding the use and benefits of our products and services. Even after deciding to license our products, our customers tend to deploy our products slowly and deliberately depending on the expertise of the customer, the size of deployment, the complexity of the customer's system architecture, the quantity of hardware involved, and the degree of hardware and software configuration necessary to deploy our products.

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

   Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These fluctuations make it difficult to predict our financial performance and may adversely affect the trading price of our common stock. These factors include demand for and market acceptance of our products and services and Web-based advertising, budgeting cycles of advertisers, amount and timing of capital expenditures by our customers and other costs relating to the expansion of our operations and future acquisitions, engineering or development fees that we may pay for new Web site development and publishing tools and general economic conditions.

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

   Due to our relatively short operating history, we have limited meaningful historical financial data upon which to base our planned operating expenses. Accordingly, our expense levels are based in part on our expectations as to future revenues from advertising, software licensing fees, commerce revenue-sharing arrangements and our anticipated growth in memberships and to a large extent are fixed. We cannot be certain that we will be able to accurately predict our revenues, particularly in light of the intense competition for the sale of Web-based advertisements, revenue-sharing opportunities and new members, our limited operating history and the uncertainty as to the broad acceptance of the Web as an advertising and commerce medium. If we fail to accurately predict revenues in relation to fixed-expense levels, our business, results of operations and financial condition could be adversely affected.

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

            The process of managing advertising within large, high-traffic Web sites such as ours is an increasingly important and complex task. Any extended failure of, or material difficulties encountered in connection with, our advertising management system may expose us to "make good" obligations with our advertisers, which, by decreasing saleable advertising inventory would reduce revenues and have a material adverse effect on our business, results of operations and financial condition. We license our advertising sales and management system from DoubleClick Inc.. Any replacement of this system could disrupt our ability to manage our advertising operations for a period of time. In addition, to the extent that we encounter system failures or material difficulties in the operation of this system, we could be unable to deliver banner advertisements and sponsorships through our Web site.

   As part of our business strategy, we review acquisition prospects that would complement our existing business or enhance our technological capabilities such as our recently completed acquisition of Resounding Technology. Future acquisitions by us could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect our results of operations.  Furthermore,  acquisitions entail numerous risks and uncertainties, including difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies, diversion of management's attention from other business concerns, risks of entering geographic and business markets in which we have no or limited prior experience, and potential loss of key employees of acquired organizations.

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

   Our future success depends upon our ability to enhance our current products and services and to develop and introduce new products and services that will achieve market acceptance. If we do not adequately respond to the need to develop and introduce new products or services, then our business, operating results and financial condition will be adversely affected. The market for our products is characterized by: rapid technological advances, evolving standards in the Internet and software markets, changes in customer requirements, and frequent new product and service introductions and enhancements. We cannot be certain that we will be successful at integrating new technology into the Live Communities and our HearMe Technology Products on a timely basis. In addition, the integration of new technology may degrade the responsiveness and speed of the Live Communities and our HearMe Technology Products and we cannot be certain that, once integrated, the new technology will function as expected. Major product enhancements and new products and services often require long development and testing periods to achieve market acceptance. In addition, our software products are complex and, despite vigorous testing and quality control procedures, may contain undetected errors or "bugs" when first introduced or updated. Any inability to timely deliver quality products and services could have a material adverse effect on our business, results of operations and financial condition.

   We currently sell the vast majority of our HearMe Technology Products and services through our internal sales staff. If demand for our products and services increases, however, we will need to enter into reseller arrangements with Web development firms, enterprise applications resellers and OEM partners to distribute our products and technologies. If we do not adequately develop and maintain a network of resellers and OEMs, our business, results of operations and financial condition could be adversely impacted. Resellers and OEMs frequently have exclusive sales territories pursuant to individually negotiated contracts, which may limit our ability to build and expand our network of resellers and OEMs. In addition, some resellers and OEMs may offer products of one or more of our competitors, and they may emphasize our competitors' products at the expense of our products.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          In the matter concerning Steve Perlman, a founder of Catapult, the Company resolved this matter on September 24, 1999 through a Non-Exclusive Patent License Agreement signed by the Company, Catapult, Mr. Perlman, WebTV and Microsoft. The U.S. Supreme Court petition for certiorari will be abandoned by Microsoft, WebTV, Mr. Perlman, the Company and Catapult as a result of the Non-Exclusive Patent License Agreement.

   The Company has filed a patent infringment suit against Lipstream Networks, Inc. and Lipstream Networks, Inc., dba Delaware Lipstream Networks, Inc. in the United States District Court, Northern District of California, San Jose Division. On October 13, 1998, the Company was issued United States Patent No. 5,822,523, entitled "Server-Group Messaging System for Interactive Applications". The action alleges that Lipstream infringes this patent through the sale and licensing of its products. The Company is seeking a court order to enjoin Lipstream from further sale or licensing of infringing products and is also seeking to recover damages, attorneys fees and costs.

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

        None

      (d) Use of Proceeds from Sales of Registered Securities.

     On May 4, 1999, the Company completed an initial public offering of its Common Stock, $0.00005 par value. The managing underwriters in the offering were BancBoston Robertson Stephens, Thomas Weisel Partners LLC, Warburg Dillon Read LLC and Wit Capital Corporation (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-72437) that was declared effective by the SEC on April 28, 1999. The offering commenced on April 29, 1999, on which date, 3,900,000 shares of Common Stock registered under the Registration Statement were sold at a price of $18.00 per share. The Underwriters also exercised an overallotment option of 585,000 shares which closed on June 2, 1999. All 585,000 overallotment shares were sold at a price of $18.00 per share. The aggregate price of the offering amount registered and sold was $80,730,000. In connection with the offering, the Company paid an aggregate of $5,651,100 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth the other material expenses incurred in connection with the offering.

                                                                    AMOUNT PAID
                                                                    -----------
Securities and Exchange Commission registration fee ...........     $   50,000
NASD filing fee ...............................................          5,500
NASDAQ National Market listing fee ............................         95,000
Printing and engraving expenses ...............................        245,000
Legal fees and expenses .......................................        361,500
Accounting fees and expenses ..................................        189,700
Blue Sky qualification fees and expenses ......................          3,000
Transfer Agent and Registrar fees .............................          5,500
Miscellaneous fees and expenses ...............................        233,800
                                                                    ----------
Total .........................................................     $1,189,000
                                                                    ----------

        After deducting the underwriting discounts and commissions and the offering expenses described above, the Company received net proceeds from the offering of approximately $73,900,000. The Company has used the net proceeds from its initial public offering of Common Stock to invest in interest bearing investment grade instruments and to fund the general operations of the Company. In addition, the Company currently expects to use the net proceeds primarily for working capital and general corporate purposes, including approximately $5.0 million for funding product development and approximately $5.0 million for expanding its sales and marketing organization. In addition, the Company may use a portion of the net proceeds for further development of its product lines through acquisitions of products, technologies and businesses. None of the Company's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

       EXHIBIT
       NUMBER               DESCRIPTION
       -------              -----------
        27.1                Financial Data Schedule

     (b) Reports on Form 8-K

          On October 22, 1999 the Company filed a report on Form 8-K dated September 28, 1999 with respect to Item 5 thereunder.

          On November 5, 1999 the Company filed a report on Form 8-K dated October 20, 1999 with respect to Item 5 thereunder.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 MPATH INTERACTIVE, INC.



    By:  /s/ LINDA R. PALMOR                           Date: November 9, 1999
    ------------------------------------
     Linda R. Palmor
     Chief Financial Officer
    (Principal Accounting and Financial Officer)