Form 10-K405
period 1999-12-31
HEARME
filed 2000-03-30
CIK 1078693

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31,1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ______________TO______________

                        COMMISSION FILE NUMBER: 000-25399

                              ---------------------

                                     HEARME
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                          94-3217317
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                                685 CLYDE AVENUE
                         MOUNTAIN VIEW, CALIFORNIA 94043
                                 (650) 429-3900

(ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF THE
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                                 ON WHICH REGISTERED
-------------------------                     ----------------------------------
          NONE                                                NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK, $0.00005 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $171,625,000 as of February 29, 2000 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The  number  of  outstanding  shares  of  common  stock,   $0.00005  par  value,
outstanding as of the close of business on March 16, 2000: 24,201,442

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the Annual Meeting to be held on May 18, 2000--Part III.

================================================================================

                                FORM 10-K REPORT
                                TABLE OF CONTENTS

        PART I

        Item 1.       Business............................................     3
        Item 2.       Properties..........................................    22
        Item 3.       Legal Proceedings...................................    22
        Item 4.       Submission of Matter to a Vote of Security Holders..    22

        PART II

        Item 5.       Market for the Registrant's Common Equity and Related
                      Shareholder Matters.................................    24
        Item 6.       Selected Financial Data.............................    25
        Item 7.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................    25
        Item 7A.      Quantitative and Qualitative Disclosures About
                      Market Risk.........................................    32
        Item 8.       Financial Statements and Supplementary Data.........    33
        Item 9.       Changes in and Disagreements with Accountants on
                      Accounting and  Financial Disclosure................    56

        PART III

        Item 10.      Directors and Executive Officers of the Registrant..    57
        Item 11.      Executive Compensation..............................    57
        Item 12.      Security Ownership of Certain Beneficial Owners and
                      Management..........................................    57
        Item 13.      Certain Relationships and Related Transactions......    57

        PART IV

        Item 14.      Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K.........................................    58
        Signatures........................................................    60

                                     PART I

        THE DISCUSSION IN THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF SEVERAL FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 1.         BUSINESS:

        HearMe ("the Company") develops, operates and licenses technology that is reshaping today's Internet applications into experiences through which people can interact, connect and communicate using text, voice and video. Our technology is enabling Web experiences through which people can gather to share information, affinities, interests or ideas in "real-time"--in other words, the communication, activity and related responses shared among users occurs almost immediately and "live." These activities can involve people interacting one-to-one or in large groups.

        Our company develops and operates an Internet platform that allows HearMe and its customers to build and deploy real-time Web experiences, including those centered on voice. We license these technologies to other Web businesses through a robust product line that offers a wide variety of development and hosting options. These range from complex, large-scale solutions, which we license to our corporate customers, to simple, free starter products. In addition, we offer a variety of end-user products including Web communications tools and two voice-enabled consumer sites or "communities."

        HearMe believes that the immediate opportunity driving real-time interaction online is live voice--interaction between people using a computer microphone and speakers or a headset. Using live voice on the Internet, users can use their own voices and other forms of sound to communicate, collaborate and build community through a variety of activities based around sharing information, communicating with business representatives and sales people, conveying ideas, performing, meeting people and building relationships.

INDUSTRY BACKGROUND AND MARKET OPPORTUNITY

        HearMe believes that the Internet is rapidly developing from a medium for information and commerce to a tool for human interaction. In the early stages of Internet development, activity on the Web was focused on information--sites enabled Internet users to search and view Web sites containing professionally created content on topics of general interest such as current events, sports, weather and finance. Next came the emergence of the Internet to a forum for online shopping or commerce, allowing Internet users to buy all types of goods and services, from books and groceries, to clothes and airline tickets--online. Finally, the Internet has emerged as a place in which to share information, meet people and communicate.

        HearMe sees some significant new developments in usage on the Internet that are opening the doors for Web applications based on HearMe technology:

        o    Increasing popularity of instant messengers
             (more than 60 million downloads of instant messenger software)(1)
             (1)Based on publicly-released numbers from AOL ICQ and other instant messenger providers

        o Widespread use of e-mail as a communications medium (more than 10 billion e-mail messages sent each day)(2)
             (2)IDC Research Statistics

        Initial forms of Web-based communication such as user-created Web sites, free e-mail, user-defined bulletin boards and e-mail have now evolved into rich, real-time text chat, instant messengers or group meeting applications. As a result, the Web is becoming a place through which people can now communicate, collaborate and build community-live. Internet users are rapidly learning to use the Internet as a place to share ideas and interests, gather information, meet people, perform and communicate directly with merchants, educators and service providers. And because of the unique nature of the Internet, communication and collaboration can be much more interactive and engaging than ever before.

LIVE VOICE BENEFITS FOR WEB

        While older forms of real-time interactivity have been compelling, such media have had inherent limitations. Until now, mostly text-based forms of Web communication such as text chat and now instant messaging could be impersonal and laborious. Voice technologies are "human" and more personal, thus conveying emotion and feeling through the sound and inflections in the human voice. Through PC microphones and speakers, people are communicating and collaborating with co-workers, business representatives, family, friends and strangers, in a way that is simple, comfortable, faster and more natural than the type-written word.

LIVE VOICE APPLICATIONS AND BUSINESS BENEFITS

        HearMe envisions three kinds of applications for live Web interaction centered on voice:

        o COMMUNICATIONS: Live voice can combine the qualities of the telephone with the interactive qualities of the Internet. It can be used for personal one-to-one communications because it is simple and can be less expensive than traditional communications. HearMe believes live voice and real-time interaction are particularly compelling for Internet users because they can be integrated with other media such as text, spreadsheets, Web site browsing and even video along with voice.

        o EMBEDDED WEB EXPERIENCES: Live voice can be embedded into Web experiences where live online interaction becomes part of something else people are doing on the Internet: which they are doing when they visit a Web page. For example, on an e-commerce shopping site, voice can be part of the shopping experience where a person can talk to a customer service representative. By embedding live voice into a web experience, it can become richer, more personal and more compelling, enhancing the content and the experience.

        o COMMUNITY WEB EXPERIENCES: In a community experience, people visit a Web site to participate in various affinity groups. While online they share interests or affinities, meet new people, or build relationships based around topics. These may include such community groups as women's groups, fan clubs and even support groups such as Alcoholics Anonymous.

        Evaluation of the use of live voice by early adopters signals important trends beneficial to Web businesses. Web sites enabled with live voice are experiencing large amounts of traffic and increased usage in terms of the amount of time spent on a site (user minutes)--making live voice one of the "stickiest" applications on the Internet (in other words, it keeps people there; encouraging them to "stick" to a site). People using voice-enabled services from HearMe are spending over 400 million minutes per month in total using voice-enabled services. HearMe's own consumer Web properties are now ranking among the top sites on the Internet in terms of total user minutes, according to Internet measurement firm Media Metrix HearMe's voice-enabled services are now ranking higher than many leading e-commerce, news and content sites. In addition, consumers are continuing to adopt voice-enabled services at a rapid rate, demonstrating the ability of voice to attract usage. HearMe's own voice-enabled services have now attracted more than seven million registered members.

        Consumers and Web businesses can both benefit from HearMe's innovative live voice technologies. We believe that live voice has the potential to enhance virtually any type of application including:

        o    E-commerce sales fulfillment

        o    Customer relationship management and technical service

        o    Consumer communities

        o    Distance learning

        o    Live auctions

        o    Business-to-business collaboration

        o    News and information feeds

        o    Entertainment and multiplayer games

HEARME SOLUTION AND VALUE PROPOSITION

        HearMe's mission is to enrich the online experience by enabling Web sites and Web users with real-time communications capabilities that are centered around live voice. The Company currently brings voice to the Internet in the following ways:

TECHNOLOGY FOR LIVE VOICE ON THE INTERNET

        The Company develops and operates technologies and an infrastructure to support live voice interaction across the Internet. HearMe now offers a third-generation platform that it has been building upon since 1995. Its core technologies, many of which are already protected by patents, eliminate many of the barriers associated with delivering real-time communication and interaction on the Internet. Communication tools such as text chat applications and instant messengers are already incorporating HearMe technology to enable real-time voice interaction among multiple people. The technologies that HearMe develops are already enhancing a wide range of Internet applications including e-commerce, live customer support, business-to-business collaboration, distance learning, entertainment and consumer communities. Our technology can be deployed across a vast network, such as the Internet and can support thousands of users at the same time, without additional investment or cost.

VOICE PRODUCTS LICENSING

        Through our HearMe Technology Products and Licensing business unit, we license our proprietary technology to Web businesses and provide services for building business-to-consumer and business-to-business sites that may be either self-managed by the third party or managed by us. We derive revenue by licensing our base technology, development platform and operating services for a fee to a growing customer base of online companies. The licensing business unit is dedicated to delivering proven online technologies and services that enable the creation of full-featured, real-time experiences on the Internet centered around voice. Typically, we structure licenses based upon the number of peak simultaneous users of the related software. We offer our customers broad technological expertise in networks, operations, information systems, integration technologies and the customer support capabilities necessary to deploy live multi-participant applications rapidly and to manage large Internet communities.

LIVE VOICE SERVICES FOR WEB USERS

        HearMe also operates a variety of voice-based services targeted directly at Internet users. Our end user products currently fall into two categories: communications products and consumer communities (HearMe Live Communities).

        We offer personal communications products that facilitate instantaneous voice communication between people. In March 2000, HearMe released VoiceCONTACT(TM) a simple voice communications tool that connects people to real-time voice conversations by taking advantage of e-mail. HearMe also operates voice-enabled consumer Web sites, HEARME.COM and MPLAYER.COM that serve as gathering places where multiple users interact with each other in real-time. People who visit community sites meet and interact with other people with similar interests and backgrounds. People use our voice and other technologies to talk, play games, perform and share information.

        All of our end user products are currently offered at no charge. In certain cases, we offer free services in exchange for the ability to serve advertisements to our members. In other cases, we plan to sell upgrade products, which offer additional functionality and features for which we will charge premium fees.

        HearMe believes that our combination of robust technologies, comprehensive licensing products and compelling consumer products will keep the Company at the forefront of real-time interaction on the Web.

HEARME STRATEGY

DRIVE MARKET DEMAND FOR LIVE VOICE AND BUILD MARKET SHARE AND BRAND NAME RECOGNITION

        HearMe provides the market with cutting-edge technologies and products that are teaching Internet users that voice is THE way to interact online. HearMe offers a variety of Internet services to end users and Web sites for free as part of a strategy to drive consumer demand and speed the acceptance of live voice. HearMe believes that as consumers become familiar with technologies that can improve their online experience, they will begin to demand a new level of service from businesses that are interested in gaining their loyalty. By offering a solution that perpetuates the live voice experience easily, we hope to make voice a regular part of Web usage--a standard for Web communication that consumers will demand from every other Web site and service they visit.

VOICECREATOR(TM)

        In November 1999, HearMe unveiled its suite of products based on a "VoicePRESENCE(TM)" platform that enable voice communication on the Internet. VoiceCREATOR the first product to be launched, is an easy-to-use product for adding voice to any type of Web site. With VoiceCREATOR, people who have developed a Web site--ranging from personal home page creators to Web businesses--can easily add voice capabilities with no formal programming experience and just a few lines of Web code (HTML).

VOICECONTACT(TM)

        At the beginning of March 2000, HearMe launched VoiceCONTACT, a new product that leverages e-mail to facilitate an instant live voice connection between family, friends and business associates on the Internet, either one-to-one or in groups. VoiceCONTACT allows users to invite other people to join an instant or scheduled voice conversation by providing an easy-to-use voice link to other people through e-mail. By taking advantage of e-mail, a familiar communications tool and by eliminating many of the obstacles associated with the process of downloading and installing software, VoiceCONTACT has the potential to expose millions of new Internet users to the rich experience of live voice communication.

        As of the beginning of year 2000, users are spending over 400 million minutes per month using voice-enabled services from HearMe. Consumers are continuing to adopt voice-enabled services at a rapid rate, demonstrating the ability of voice to attract usage. HearMe's own voice-enabled services have now attracted more than seven million registered members.

        Through innovative strategies and products for driving "viral" marketing and word-of-mouth adoption, HearMe's sites have already made live voice available to millions of registered users.

        As businesses work to build stronger customer relationships, understand consumer behavior and increase Web-based sales, adding compelling applications like voice have the potential to drive site "stickiness" and traffic. Already, more than 50,000 Web sites have registered and received HearMe software to bring voice-enabled applications to their sites. With products like VoiceCREATOR and VoiceCONTACT exposing consumers to free, easy-to-use voice-enabled experiences, HearMe's goal is to drive the market for voice by changing consumer perception and habit.

HEARME.COM AND MPLAYER.COM

        Since 1996, HearMe has been operating voice-enabled services. The Company's first service, Mplayer.com(TM), offered multiplayer game experiences that were enhanced with live voice. Witnessing tremendous uptake in voice interaction on MPLAYER.COM, the Company launched HEARME.COM(TM) in the beginning of 1999, a real-time community dedicated specifically to voice interaction. Through HearMe.com and MPLAYER.COM, HearMe is hosting a variety of new online activities based around live voice including friends and family conferencing, foreign language speaking practice, club meetings and online singing (karaoke).

LEVERAGE MARKET POSITION TO EXPAND LICENSING OPPORTUNITIES

        By driving market adoption of live voice through both our end user and products for Web sites, HearMe hopes to expand its technology licensing business in the following ways:

         o DRIVE DEMAND OF VOICE ON OTHER SITES: By offering end user products and other free products, HearMe hopes to make voice a regular part of the Web experience. As more and more consumers become familiar with voice technologies, we believe that it will become their preferred mode of communication and interaction online. As this happens, we believe that consumers will begin to demand voice-based interaction from the many Web sites they visit regularly. As consumers begin to demand voice experiences, we hope to open the market for our products. Through our years of experience in this area, we have learned that operating voice experiences requires significant resources, time and expertise and that sites will turn to us to meet market demand because our products offer flexibility and give them the ability to bring voice services to market quickly.

         o TARGET LARGE INSTALLED BASE. By offering free end user products, we also plan to implement a business model based on premium products that initially we offer for a small fee. With our VoiceCONTACT communications product, we are using e-mail and low cost marketing efforts to spread widespread adoption. As consumers become more familiar with voice and real-time interaction, we believe they will want newer products with added functionality and services. HearMe plans to build this added functionality into our premium products.

CREATE STRATEGIC PARTNERSHIPS TO DRIVE WIDESPREAD ACCEPTANCE OF OUR PRODUCTS

        To drive usage of live voice and familiarize the market with the HearMe products and brand, HearMe has formed partnerships with industry-leading Web sites to bring our technology to a broad audience. HearMe has formed recent partnerships with such companies as CBS Marketwatch.com, Talk City, Homestead.com, FortuneCity.com and theglobe.com to integrate the HearMe VoiceCREATOR product into their offering. Each of these partners hosts millions of unique monthly visitors to their sites and, as a result of these partnerships, live voice from HearMe is being offered to home page creators and end users who want to add live voice to their Internet experiences. Through technology distribution deals with companies like FaceTime Communications and Prospero Technologies, HearMe is further expanding access to its VoiceCREATOR products. FaceTime and Prospero have formed distribution agreements with HearMe in order to offer HearMe's voice tools to their many Web site partners and customers.

LEVERAGE END USER PRODUCTS AND FREE SERVICES TO ENHANCE EXISTING TECHNOLOGY

        By operating voice and real-time interactivity services that are free and targeted at end users, HearMe gains significant experience that it incorporates into its technology development. We believe that our own operation of end user products allows us to better understand how consumers use voice technologies and use this knowledge to develop new feature sets and interfaces for our products. In addition, by offering these products for free, we can build a large user base. This allows us to test our technologies and their ability to support millions of users. This in turn translates into significant benefits for our technology customers. We can provide our customers with technologies that are already tested in the marketplace. Over time, we will continue to use these services to build upon our existing technologies and translate this knowledge into benefits for our customers.

SUPPORT INDUSTRY-LEADING STANDARDS, PLATFORMS AND DEVELOPMENT TECHNOLOGIES

        To make live voice technology widely accessible by Web businesses, application developers and end users, HearMe supports an array of development platforms, programming languages, operating systems and communications protocols. HearMe's enabling technology is compatible with multiple operating systems including Windows 95, 98, 2000 and NT, Mac, Solaris and Linux. Web site and Web application developers can integrate HearMe's live voice technology into HTML, Java, Shockwave and C++ programs. In addition, we have formed strategic partnerships with leading technology partners to make it easier for Web businesses to adopt our technology. In early 1999, we formed a partnership with Macromedia to integrate our technology with their Director platform and make our own development technologies readily accessible to Macromedia's large audience of Web developers. We believe this dramatically increases the accessibility of our licensing products. We utilize Active X and Netscape Plug-ins to easily integrate our live voice technology into commonly available Web browsers in a secure manner. Lastly, HearMe is pursuing efforts in the IP Voice and Telephony space to ensure that our technology is compliant and interoperable with widely accepted industry standards such as SIP and H.323.

BUILDING AND ACQUIRING COMPLEMENTARY TECHNOLOGIES

        In 1999, HearMe acquired Resounding Technologies, Inc. bringing to the Company complementary voice technologies. We intend to continue our efforts to explore complementary technologies by pursuing opportunities that may accelerate our development process where appropriate.

        HearMe plans to continue to follow the evolution of emerging technologies such as real-time video as the emergence and accessibility of consumer broadband services open the doors for richer, more interactive experiences. Through new product development, we are continually enhancing our platform by improving our user interface and increasing the accessibility of our products. Our goals are to lessen the amount of effort required by end users to use our technologies. We strive to achieve this by limiting the amount of software that users must download in order to use the services and by eliminating many of the steps associated with installing and running new software.

        HearMe continues to build new technologies to enhance real-time and voice-based Internet experiences. During 1999, we continued to explore new ways to enhance real-time interactivity, introducing live video chat technology on our HEARME.COM consumer community.

BUILD UPON INDUSTRY-LEADING TECHNOLOGY

        HearMe has built industry-leading technology that is already hosting some of the largest voice networks. We plan to continue our development efforts to keep our products competitive as the market for live voice applications evolves.

PRODUCTS AND PROPERTIES

        HearMe offers a broad, flexible range of technology products to enable Web businesses to take advantage of the live voice opportunity. By adding real-time voice capabilities to their sites, Web businesses can add personal experiences that attract visitors, drive increased usage and encourage repeat traffic. HearMe customers benefit from HearMe's third generation technology with proven ability to scale and support high-quality voice traffic and the Company's understanding of the intricacies of building, hosting and managing a voice-enabled site.

VOICE PRODUCTS FOR INTERNET BUSINESSES

        HearMe's technology product line-up offers three product families with different levels of functionality that can be easily integrated:
VoiceCREATOR(TM), VoiceNETWORK(TM) and VoiceSERVER(TM). The solutions that fall into these three families allow organizations to add live voice capabilities to any type of site, build or offer a live voice network and design applications that leverage voice to enhance end users' online experience. The structure of the product line gives Web businesses the flexibility to select and purchase the HearMe technology for their given need--from easy and basic voice integration to robust, full featured solutions with maximum levels of control and integration. Customers with limited technical expertise can take advantage of very simple voice solutions that are managed by HearMe. At the same time, customers that want to develop and maintain complex voice applications on their own servers can also use HearMe technology.

HEARME VOICECREATOR PRODUCTS

        HearMe Voice CREATOR products allow organizations to add live voice to a Web site. This solution incorporates the HearMe VoicePresence technology platform and is an easy way to add live voice to any Web site. Requiring just a few lines of HTML code, HearMe VoiceCREATOR enables conversations on a HearMe-hosted server in a matter of minutes.

HEARME VOICENETWORK.

        With the HearMe VoiceNETWORK, HearMe hosts and manages all voice traffic, freeing the developer from the hassles of dealing with scaling, traffic management and other back-end issues. For VoiceCREATOR Basic customers, access to the HearMe VoiceNETWORK is free and automatic. For other customers, HearMe offers access to the VoiceNETWORK based on monthly usage and licenses a network integration kit.

HEARME VOICESERVER PRODUCTS

        HearMe VoiceSERVER products allow organizations to build and host their own live voice network and/or develop their own interactive voice-enabled applications for such applications as e-commerce sales support, customer service, distance learning, business-to-business collaboration and entertainment. Products include:

        HEARME VOICESERVER--VoiceSERVER provides software for Web sites seeking maximum control over their voice infrastructure and voice service levels. The product enables easy deployment of current and future voice-enabled applications and is ideal for organizations deploying applications via their intranets.

        HEARME VOICESERVER PRO-- The Pro solution builds upon the HearMe VoiceSERVER and allows corporations to develop their own massively-scalable, voice-enabled interactive applications.

PLATFORM FOR REAL-TIME INTERACTIVITY

        POP.X(TM) (short for POPulation eXplosion), is our real-time technology product built on the experiences and knowledge obtained from development of the original architecture implemented for MPLAYER.COM. The POP.X product has an open architecture, which means it can be installed and can run on any computer platform. POP.X allows companies to build real-time community applications that are easy for consumers to use without being concerned about also building the numerous components necessary to support those applications. These components typically consist of the ability to register new users, authenticate repeat users, manage user-generated information and scale the service to support thousands of users at the same time.

        POP.X enables the rapid deployment of mass-consumer, real-time interactivity applications on the Internet. The POP.X technology permits users to quickly access real-time interactivity applications without the need for user installation, thereby increasing customer acquisition and retention. When a user first visits a Web site that uses POP.X, the user's browser downloads a lightweight Webtop from the Web site's server. This lightweight Webtop receives user input, displays graphics and plays sounds associated with live community applications. The POP.X application, which resides on the Web site's server, processes the bulk of the information required to enable the live community application. In particular, the Web site's server guides media assets, such as text, graphics and sound, to an individual user's PC when needed and communicates data between multiple users' PCs in real-time.

        Using the POP.X technology, developers can create and deploy live community applications in a significantly shorter time frame and can instead focus on creating such applications without being concerned about the inherent operating restrictions of the Internet. POP.X enables communities to scale rapidly without large technology or staffing expenditures, permits content to be easily and rapidly changed and refreshed and provides for key data analysis capabilities. POP.X allows a complete online service to be easily constructed out of multiple small, component applications, without the developer having to become an expert in the details of how to design a service that can reliably scale to support thousands of users or how to develop a service that permits these users to communicate with each other at the same time. For example, a typical online service would consist of three core applications: a chat application which implements a single chat room, a lobby manager which allows a user to browse through a list of rooms and a pager application which allows users to reach each other to determine where they are. With POP.X the developer's focus would be on the creation of the three distinct user experiences, without concerns about how they would work and inter-operate. In addition, given that many Web publishers have significant existing online sites and services, POP.X's open architecture supports existing industry standards for application development and for the integration of POP.X with older computer systems and programs, with well-defined and documented interfaces and APIs.

PRICING

        HearMe pricing structures are based on a flexible model. For the VoiceCREATOR basic product there is no charge for sites wanting to test the voice experience. Site operators who want to customize their offering, embed voice into applications, control their own voice traffic and scale to support many users can license HearMe technology for a flat fee based on simultaneous usage with annual maintenance fees. For all other business products, generally a license fee is charged based upon simultaneous users, together with an annual maintenance fee.

END USER SERVICES AND PROPERTIES

        HearMe offers two types of products for Internet end users.

    VOICECONTACT(TM)

        In March 2000, HearMe launched VoiceCONTACT, a new product that leverages e-mail to facilitate an instant live voice connection between family, friends and business associates on the Internet, either one-to-one or in groups. VoiceCONTACT allows users to invite other people to join an instant or scheduled voice conversation by providing an easy-to-use voice link to other people through e-mail. By taking advantage of e-mail, a familiar communications tool and by eliminating many of the obstacles associated with the process of downloading and installing software, VoiceCONTACT has the potential to expose millions of new Internet users to the rich experience of live voice communication.

    MPLAYER.COM AND HEARME.COM

        HearMe has developed and operates two voice-enabled consumer web properties for end users, MPLAYER.COM and HEARME.COM. Our services on these two sites are free to our registered members. To join, users log on to the MPLAYER.COM and HEARME.COM Web sites, complete a short registration form and download the client software for MPLAYER.COM and HEARME.COM either from the Web site or a retail CD-ROM.

        In October 1996 we launched MPLAYER.COM a premier live entertainment service on the Internet. The MPLAYER.COM service now consists of three interactive communities that are built around common interests and offer some of the most popular online multi-participant games.

        In January 1999, we launched HEARME.COM, our second live community service. HEARME.COM is currently comprised of a number of live communities, making live audio and voice interaction available to people whose interests extends beyond entertainment. We have extended the HEARME.COM service through relationships with Web sites that want to offer live voice communities to their members.

        We generate the substantial majority of revenues from our consumer web properties by selling advertisements. MPLAYER.COM offers over 100 games for online play, more than any other Internet game and entertainment service. These games cover a wide range of interests including action, strategy, simulation and sports with top retail titles such as Rainbow 6, Quake I II & III, Total Annihilation and Unreal. The retail games are licensed from leading game publishers such as Activision, Eidos Interactive, Electronic Arts, Hasbro Interactive, Id Software, MGM Interactive, Mindscape, THQ and The 3DO Company. For certain titles, users must purchase the CD-ROM from the publisher to play on MPLAYER.COM, while for other games a free shareware version of the game can be downloaded from MPLAYER.COM. Unlike most other online game services, the MPLAYER.COM technology offers multi-player games with quick response times which, combined with MPLAYER.COM's easy-to-use software, has enabled MPLAYER.COM to be one of the leading live entertainment services on the Internet. In addition to its retail games, MPLAYER.COM offers over a dozen classic board and card games, such as checkers, backgammon, hearts and spades, most of which can be downloaded for free. These games in the aggregate generate approximately the same amount of usage as retail games. Many of these games offer in-game text and live voice chat, allowing players to speak with one another using their microphones during game play.

        Our consumer Web services also offer a rich set of community features including voice and text chat, instant messaging, member profiles, ranking, tournaments, member submitted editorial, a bulletin board service and hosting of member game fan sites. MPLAYER.COM and HEARME.COM live voice allows members to speak with one another in real-time and requires only a microphone to be connected to their PC. HEARME.COM enables many popular community activities including live concerts, live auctions, group conferencing, help desk applications, distance learning, multi-player games and more.

        We believe MPLAYER.COM and HEARME.COM together offer one of the widest ranges of opportunities to advertisers and Internet retailers available on the Internet today. Advertisers may choose among several options to achieve both branding and direct marketing objectives. Our live communities offer advertisers rich 3D and audio advertisements, targeting based on consumer data and the ability to obtain direct customer feedback and research on the impact of particular advertising campaigns. In addition, Internet retailers can offer their products directly to targeted consumers in a variety of vertical markets.

        Our consumer community advertising products include:

        o TV-style full-screen advertisements, which, according to an industry analysis, are the best way to brand products and services on the Internet.

        o the Pop-Up Box, which is a web page that is shown to all registered members when they log-on. It drives high request rates for advertisers on our live communities.

        o the WebViewer, which is a web page that provides direct traffic to the advertiser's Web site and allows our registered members to surf within it without having to leave MPLAYER.COM or HEARME.COM.

        o sponsorship of lobbies, channels, pagers and events, which provide advertisers with persistent visibility and branding.

        o member portraits, which are pictures of advertisers' logos and icons that our registered members choose to represent themselves online.

        o e-mail newsletters, which our members can use to connect directly to the advertiser's Web site.

        o banner advertisements, which are traditional Web advertisements that are approximately 1 inch wide by 5 inches long and have the ability to connect viewers directly to the advertiser's Web site.

        Due to the attractiveness of our demographics and our ability to provide a variety of forms of advertising to our visitors, we have also made arrangements with a network of sites including MPLAYER.COM and HEARME.COM, the Mplayer Entertainment Network, for which we sell and serve advertising. According to Media Metrix, the Mplayer Entertainment Network received more than
4.3 million unique visitors in the month of December 1999.

        In addition to generating advertising revenue, HearMe earns revenue by providing lists of its members who choose to subscribe to opt-in mail programs.

        The Company also has an arrangement with ZENGINE, a subsidiary of MIAMI COMPUTER SUPPLY INCORPORATED whereby Zengine supports the Company's e-commerce business that is currently centered on the sale of computer games and peripheral equipment and is marketed as the Mplayer Store.

TECHNOLOGY FOR REAL-TIME INTERACTION AND LIVE VOICE ON THE INTERNET

        HearMe has developed proprietary technology for enabling live person-to-person and large group interaction across the Internet. This technology makes it possible to enable quality real-time experiences over large networks where sending large amounts of graphics and multimedia-rich is limited by bandwidth constraints and communication delays. In addition, HearMe technology is flexible enough to be deployed for a wide variety of business and consumer applications.

        Since 1995, HearMe has invested over $20.3 million in technology research and development to deliver compelling real-time experiences. Unlike traditional forms of Internet content and communication such as web pages, email and broadcast "streaming" media, real-time interactive content requires seamless management of network latency, bandwidth, scale and the overall client experience. Conventional communication, collaboration and community experiences require relatively simple technology such as Web servers, Java and e-mail servers. Real-time experiences and voice communications require highly sophisticated technologies that manage the delivery of rich media such a text, graphics and sound over the Internet to thousands of people at the same time and minimize the time it takes to transmit and receive the data so that users who participate in a real-time experience do not experience delays.

        LATENCY MANAGEMENT TECHNOLOGY--HearMe technologies and network infrastructure are designed to provide the highest quality experience possible for a real-time Web communication or collaboration application. HearMe's own latency management technology minimizes the time it takes to transmit and receive data so that users who participate in real-time experiences do not experience delays that hinder the quality of the experience. In addition, we operate a large, distributed infrastructure, a network of large computers located across the country that run real-time applications utilizing patented "matchmaking" techniques. Live two-way and multi-point connections are made through this network of servers distributed across the Internet.

        BANDWIDTH MANAGEMENT TECHNOLGY--HearMe client and server technologies have been designed to allow the delivery of real-time rich media content such as voice, video and animation to multiple participants over typical consumer Internet connections (speeds of 28.8 Kbps). Besides improving the overall quality of the experience, our bandwidth optimizing techniques reduce network traffic and transmission costs.

        SCALABLE TECHNOLOGY--HearMe's distributed network is designed to scale for massive growth, balance communication load and gracefully handle network outages and hardware failures. We currently manage some of the Internet's largest interactive networks, managing thousands of simultaneous connections delivering close to three billion usage minutes in 1999. In addition, our servers are flexible enough to handle a wide variety of content formats from text and graphics, to voice and video data. This flexibility provides HearMe the ability to adapt quickly to changing standards and new data types as they become available.

        CLIENT EXPERIENCE TECHNOLOGY--HearMe has gained valuable experience from developing and managing consumer services on top of its core technology. As a result, HearMe technologies encompass real-world solutions such as automated software installation and configuration, intelligent versioning management for handling complex software distribution issues, background updating and network connection management.

        BUSINESS INTEGRATION TECHNOLOGY--Out software technology provides interfaces for commercial software packages, such as databases, billing systems and advertising tracking and rotation systems.

        PATENT-PROTECTED TECHNOLOGY--HearMe has invested a significant effort and resources to protect the innovation of its technical teams. Since its inception in 1995, the company has aggressively pursued patent filing activities to protect its technology for the Company and its customers. To date, HearMe technology is currently protected by 11 issued patents with 15 additional patents pending.

        We believe that we have created a significant barrier to potential competitors in the area of real-time interactive technology. This barrier is comprised of multiple parts. The broad range of skills and technologies needed to enable real-time interaction is difficult to assemble in a single company. We have accumulated multiple years of development experience. We aggressively protect our intellectual property and continue to heavily invest in new technology development.

        In an ongoing effort to develop and acquire core technology for enabling real-time interaction, in September 1999 we acquired voice technology competitor Resounding Technology, a privately held technology developer in Massachusetts that develops and distributes the Roger Wilco(TM) voice communications software. The acquisition gave us access to new voice technologies, client development expertise as well as seasoned engineering talent.

        Research and development expenditures were $7.9 million, $3.1 million and $2.4 million for years ended December 31, 1999, 1998 and 1997 respectively.

MARKETING AND SALES

INTEGRATED BRAND AND PRODUCT MARKETING

TARGETED NATIONWIDE MARKETING CAMPAIGNS

        In September 1999, HearMe announced that the Company had changed its name from Mpath Interactive to HearMe in an effort to centralize its messaging and brand. The goal was to simplify the message and build a strong story around the Company's core competencies--mainly live voice. Since that time, HearMe has been aggressively building upon its marketing efforts to establish the Company's leadership position in live voice.

        HearMe has recently increased staffing of its internal and external marketing resources and major advertising and marketing campaigns with the main objectives of:

        o    Building upon its leadership position in live voice

        o    Building the HearMe brand

        o    Driving market adoption and usage of HearMe technologies

        o Communicating the inherent benefits of HearMe technologies and services for Web businesses

        o    Communicating the live voice value proposition

        HearMe participates in trade shows, conferences and seminars and provides product information through Web sites. The Company places online advertising pieces through electronic media and participates in public relations activities and drives reach programs through targeted direct mail and sponsors special reseller and developer programs, including its own conference, which this year was the SHOUT 2000 conference. These programs are primarily targeted at driving awareness of HearMe technologies amongst Web businesses, creating brand recognition and stimulating reseller and developer engagement with HearMe's products and services.

TECHNOLOGY PRODUCTS SALES STRATEGY

    DIRECT AND INDIRECT DISTRIBUTION

        To reach as many customer segments as possible and broaden the customer penetration of our technologies for live voice and real-time interaction, HearMe markets its products and services through both direct and indirect distribution channels, domestically and internationally. In addition to addressing the needs of Web businesses seeking a complete system for developing and deploying live communities applications, HearMe has implemented a strategy to meet the needs of customers with specific application requirements. As such, HearMe has implemented developer marketing programs targeted at creating a variety of highly customizable applications based on the HearMe POP.X and live voice platforms. These applications include live voice chat, pagers, classic games, event auditoriums and data analysis tools that are designed to complement a Web publisher's existing content.

    SALES FORCE

        HearMe's direct sales force sells and markets our voice and interactivity technologies by marketing directly to Web businesses and Web technology providers in the following industries worldwide: electronic commerce, business-to-business collaboration, Web conferencing, Web-based customer support, distance learning and communities. In these industries, our customers may range from actual Web site companies to Web technology providers or Web development agencies that create and manage Web sites for major corporations.

        The direct sales force consists of regional account managers and technical sales engineers, supported by in-house technical marketing and customer support organizations.

        HearMe's reseller channel was established to create broader customer penetration and drive application development. We have established relationships with three classes of resellers including:

        o Developer Partners focused on developing and selling HearMe live voice and POP.X applications;

        o Enterprise Partners delivering a full service solution to Web content publishers including creative development, infrastructure and operations; and

        o OEM Partners creating online products that incorporate live voice and other POP.X components into their own products and services. Reseller programs are targeted at penetration of target sectors.

CUSTOMERS

        In 1999, CSK Sega accounted for 14% of total revenues. In 1998, CSK Sega, Sony and Electronic Arts accounted for 23%, 12% and 10% of total revenues respectively. In 1997, CSK Sega and Sony accounted for 35% and 11% of total revenues, respectively.

CONSUMER WEB COMMUNITIES (LIVE COMMUNITIES)

        The marketing strategy for MPLAYER.COM and HEARME.COM emphasizes two key objectives. The first is to provide consumers with online communities in which they can socialize, create their own experiences, engage in activities and events and play multi-player games. The second is to provide online advertisers with opportunities to reach this attractive, targeted audience with innovative advertising products. We also market additional value-added services and products to MPLAYER.COM users.

        We market advertising opportunities on our live communities to the advertising industry through Web advertisements, trade shows, direct mail, advertising in the trade press and general public relations. We intend to expand our sales force in 1999 and to open new sales offices in locations that can target attractive market segments.

        We market MPLAYER.COM to consumers through Web advertising and publicity in consumer publications and Web sites. The Web advertisements are primarily placed on entertainment and community Web sites, which attract a similar psychographic and demographic audience as MPLAYER.COM. Our survey data indicates that over 90% of the participants in our sports and gamers communities are male and the people within those communities are typically between the ages of 13 and 50; however, approximately 40% of the participants in our classics and casino community are women and the people within that community are typically between the ages of 25 and 50. The public relations activity is focused on consumer publications such as Internet magazines, game magazines, news magazines, entertainment magazines and newspapers. We are following a similar strategy for HEARME.COM. Currently, over 40% of the participants on our HEARME.COM service are women and the people within the service are typically between the ages of 13 and 55. In addition, the significant majority of retail games offered on MPLAYER.COM contain a "button" on the CD-ROM version of the game linking to MPLAYER.COM.

        Our marketing and sales organization is also responsible for acquiring and developing original content for our live communities. We establish and maintain relationships with the world's leading computer game developers, enlisting their content for distribution on the MPLAYER.COM service while creating our own content for distribution within our live communities. In addition, we attract and retain our members on both the MPLAYER.COM and HEARME.COM services by encouraging member-created content, hosting contests and events and building information-oriented Web pages.

        Once a consumer becomes a registered member of our live communities, we begin to market value-added services and products to the consumer, including premium services, pay-per-play games and online purchasing of software and hardware products. These products are marketed to the consumer directly through Web and e-mail newsletter advertising and are sold online.

OPERATIONS AND INFRASTRUCTURE

        The network for our Live VoiceNetwork and our real-time communities is managed from our headquarters in Mountain View, California. This network supports our end user products, our consumer communities and technology customers that do not want to host the voice traffic themselves. The central services are co-located with Exodus Communications, a provider of Internet system and network management solutions. Our central services utilize three Sun enterprise-class servers consisting of a Master Control Program machine, a member database machine and a data warehouse machine. In addition, the central services utilize more than 3 dozen servers for functions such as matchmakers, webservers and information logging and matchmaking.

        We also deploy numerous network servers across multiple locations at Exodus, PSINet and Frontier co-location sites. Our agreements with Exodus Communications, PSINet and Frontier are not material as alternative sources exist for these services. The voice network and community servers are located as close as feasible to network interchange points to facilitate improved connectivity and lower latency. In general, the network topology for our services is designed to provide easy scalability and reduce network downtime. Our distributed architecture for our network servers enables our services to continue operations even in cases of severe Internet outages as long as some connectivity to our central service facility remains functional. The architecture also ensures optimal performance for users during voice chatting and game play. We intend to expand our infrastructure as necessary to meet the demand for our products and services.

        The Operations department is comprised of four groups: the Information Systems Group, the System Administration Group, the Network Operations Center Group and the Customer Support Group. The Information Systems Group is responsible managing our corporate desktop systems while our System Administration Group is responsible for web services, network infrastructure, consumer communities administration and HearMe technology products administration. The Network Operations Center group is responsible for real-time response and intervention into issues with our consumer communities, VoiceNETWORK and customer services and is staffed twenty-four hours per day, seven days a week. The Customer Support group is responsible for both customer account issues for our consumer communities and other customers.

COMPETITION

        HearMe experiences intense competition in both its technology and live communities businesses. As the market for these businesses continues to grow, we expect to be competing with more and more companies expending greater resources to enter our markets and challenge us for customers.

HEARME TECHNOLOGY PRODUCTS AND VOICE SERVICES

        The market for real-time interaction and live voice technologies and services for the Internet is relatively new, constantly evolving and intensely competitive and we expect that competition will only intensify in the future. As part of our business, we sell and license products and services for live voice and real-time interaction applications. Competitive factors in this market include the following:

        o    quality and reliability of software and network services;

        o    the ability to meet and anticipate customer needs;

        o    ease of installation and use;

        o    technology distribution and adoption by businesses and consumers;

        o    scalability and cost per user; and

        o compatibility with the user's existing network components and software systems.

        HearMe's technologies for real-time interaction and specifically live voice have two primary groups of competitors. HearMe competes with Voice-over-IP companies providing real-time one-to-one communications such as Net2Phone, DeltaThree, DialPad and MediaRing. HearMe also competes with vendors providing real-time many-to-many, or live group communications solutions such as Lipstream, MediaRing and FireTalk. In addition, our technology development toolkits for real-time interaction often compete with in-house developers.

        To expand our customer base and further enhance the real-time interactive experience, we must continue to innovate and improve the performance of our technologies. Many of our existing and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources than we do. We are committed to continued market penetration of our brand, products and services and we may implement pricing, licensing, service or marketing changes as a strategic response to changes in the competitive environment in an effort to extend our current brand and technology franchise. If we make price concessions or if our pricing and distribution strategies emerge from our competitors, our business, financial condition and results of operations may be adversely affected.

HEARME CONSUMER COMMUNITIES (LIVE COMMUNITIES)

        The market for Internet users and advertisers is new and rapidly evolving. Competition is intense and is expected to increase significantly in the future. In addition, barriers to entry are relatively insubstantial. We believe that the principal competitive factors for companies seeking to create live communities on the Internet include the following:

        o    critical mass and functionality;

        o    brand recognition;

        o    member affinity and loyalty;

        o    broad demographic focus; and

        o    open access for visitors.

        Other companies creating Web-based live communities on the Internet are Excite, Yahoo!, Havas (Won.net and Battle.net), Uproar.com, Talk City, Microsoft (MSN Gaming Zone), SegaSoft (Heat.net), Pogo.com, Gamespy.com,and Sony (Sony Station). We will also likely face competition in the future from Web directories, search engines, shareware archives, online communities, Internet telephony, content sites, commercial online service providers, sites maintained by Internet service providers and other entities that attempt to or establish communities on the Internet either by developing their own community or acquiring one of our competitors.

        Our future competition could include traditional media companies, a number of which, including CBS, Disney and NBC, have recently invested in and acquired Internet companies. Our competitors and potential competitors may develop superior communities or communities that achieve greater market acceptance than our community. We also compete for visitors with many Internet content providers and Internet service providers, including Web directories, search engines, shareware archives, content sites, commercial online services and sites maintained by Internet service providers, as well as thousands of Internet sites operated by individuals and government and educational institutions. These competitors include free information, search and content sites or services, such as America Online, CNET, CNN/Time Warner, GO, AltaVista, Lycos, Microsoft and Netscape.

        We also compete with the foregoing companies, as well as traditional forms of media such as newspapers, magazines, radio and television, for advertisers and advertising revenues. We believe that the principal competitive factors in attracting advertisers include the amount of traffic on our Web site, brand recognition, customer service, the demographics of our members and viewers, our ability to offer targeted audiences and the overall cost-effectiveness of the advertising medium we offer. We believe that the number of Internet companies relying on Web-based advertising revenue will increase substantially in the future. Accordingly, we will likely face increased competition, resulting in increased pricing pressures on our advertising rates which could in turn have a material adverse effect on our business, results of operations and financial condition.

        An increasing proportion of our Live Community revenues come from our Mplayer Advertising Network, a collection of affiliated website partnerships where we sell and deliver advertising for their sites in exchange for a portion of the revenue generated. Some of these contracts are limited in duration (3 to 6 months), require us to guarantee certain fixed revenue minimums and can be cancelled on very short notice. In addition, our ability to sell advertising effectively is often dictated by the size or quality of the audience that we can offer our advertisers (also referred to as "Reach"). Since our advertising network's reach is based on the combined total reach of our affiliate partners, a loss of a single or even multiple partners could have a material effect on our reach statistics, sellable inventory and ultimately our revenues. Competition by other ad networks is intense and expected to increase as the market grows. We currently face direct competition from a number of companies including Snowball.com, UGO.com, Doubleclick and 24/7 Media.

        Many of our existing and potential competitors, including Web directories and search engines, advertising networks and large traditional media companies, have longer operating histories in the Web market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. Our competitors may be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third-party content providers. Advertisers may perceive Internet content providers, advertising networks and Internet service providers, including Web directories, search engines, shareware archives, sites that offer professional editorial content, commercial online services and sites maintained by Internet service providers as more desirable Web sites for placement of advertisements.

        In addition, substantially all of our current advertising customers and strategic partners also have established collaborative relationships with certain of our competitors or potential competitors and other high-traffic Web sites. Accordingly, we cannot be certain that we will be able to grow our membership base, traffic levels and advertiser customer base at historical levels or retain our current members, traffic levels or advertiser customers. Advertisers may find other Web sites more attractive if Web traffic grows at a faster rate on the Web sites of competitors and our strategic partners may decline to renew their agreements with us. We may not be able to compete successfully against our current or future competitors and competition could have a material adverse effect on our business, results of operations and financial condition.

PROPRIETARY RIGHTS

        Our success depends in part on our ability to protect our proprietary software and other intellectual property. To protect our proprietary rights, we rely generally on patent, copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties and license agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite efforts to protect our proprietary rights, unauthorized third parties could copy or otherwise obtain and use our products or technology, or develop similar technology. Other parties may breach confidentiality agreements and other protective contracts we have entered into. As a result we may not become aware of, or have adequate remedies in the event of, such a breach.

        We currently have eleven issued patents in the U.S. with expiration dates ranging from 2014 to 2017 and 15 patents pending. One of the patents pending is a provisional patent. We cannot be certain that any pending or future patent applications will be granted, that any existing or future patent will not be challenged, invalidated or circumvented, or that the rights granted under any patent that has issued or may issue will provide competitive advantages to us. Many of our current and potential competitors dedicate substantially greater resources than we do to protection and enforcement of intellectual property rights, especially patents. If a blocking patent has issued or issues in the future, we would need to either obtain a license or design around the patent. We cannot be certain that we would be able to obtain such a license on acceptable terms, if at all, or to design around the patent. We pursue the registration of certain of our trademarks and service marks in the U.S. and in certain other countries, although we have not secured registration of all our marks. As of March 17, 2000, we had five registered U.S. and six foreign trademarks or service marks and had applications pending for an additional fifteen U.S. and eleven foreign trademarks or service marks.

        Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving and no assurance can be given as to the future viability or value of any of our proprietary rights or of similar rights of other companies within this market. We cannot be certain that the steps taken by us will prevent misappropriation or infringement of our proprietary information.

        Any such infringement or misappropriation, should it occur, could have a material adverse effect on our business, results of operations and financial condition. In addition, we are currently involved in litigation and additional litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention and could have a material adverse effect on our business, results of operations and financial condition. Furthermore, it is possible that our business activities may infringe upon the proprietary rights of others, or that other parties may assert infringement claims against us.

        From time to time, we have been and expect to continue to be, subject to claims in the ordinary course of our business including claims of alleged infringement of the trademarks, service marks and other intellectual property rights of third parties by us and the content generated by our members. Although such claims have not resulted in any significant litigation or had a material adverse effect on our business to date, such claims and any resultant litigation, should it occur, might subject us to significant liability for damages. In addition, even if such claims are not meritorious, they could be time consuming and expensive to defend. Finally, as a result of such claims, our proprietary rights could be invalidated. Any of the foregoing could result in the diversion of management time and attention, any of which might have a material adverse effect on our business, results of operations and financial condition.

        We also rely on certain technology and content that we license from third parties, including software that is integrated with our internally developed software and used in our products and Web site, to perform key functions. Although we are generally indemnified against claims that such third-party technology or content infringes the proprietary rights of others, such indemnification is not always available for all types of intellectual property rights and in some cases the scope of such indemnification is limited. Even if we receive broad indemnification, third-party indemnitors are not always well capitalized and may not be able to indemnify us in the event of infringement, resulting in substantial exposure to us.

        Infringement or invalidity claims arising from the incorporation of third-party technology or content and claims for indemnification from our customers resulting from such claims, may be asserted or prosecuted against us. As a result of such claims, even if not meritorious, we could incur expenditures of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially and adversely affect our business, financial condition and results of operations.

        In addition, the expiration of any of our patents, patent rights, trade secrets, trademarks, service marks, trade names or copyrights could materially and adversely affect our business, financial condition and results of operations.

REGULATION OF OUR BUSINESS

        We are not currently subject to direct regulation by any governmental agency, other than laws and regulations generally applicable to businesses, although certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted in the U.S. and abroad with particular applicability to the Internet. It is possible that governments will enact legislation that may be applicable to us in areas such as content, network security, encryption and the use of key escrow, data and privacy protection, protection of minors, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities. Such legislation could dampen the growth in Internet usage generally and decrease the acceptance of the Internet as a commercial medium. Moreover, the applicability to the Internet of existing laws and regulations governing issues such as property ownership, content, taxation, defamation and personal privacy is uncertain. These laws and regulations often require subjective interpretation, and we cannot be certain that our attempts to comply will be deemed sufficient by the courts or appropriate regulatory agencies. The majority of laws that currently regulate the Internet were adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Any export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

        We face potential liability for claims based on the nature and content of the materials that we distribute over the Internet, including claims for defamation, negligence or copyright, patent or trademark infringement. Claims like these have been brought and sometimes successfully litigated, against Internet companies. Our general liability insurance may not cover claims of this type or may not be adequate to indemnify us for any liability that may be imposed. Any liability not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

        Laws and regulations directly applicable to Internet content distribution, including laws and regulations about user privacy, liability for third-party activities, obscenity/pornography, defamation, intellectual property and jurisdiction, may hinder the demand for our products and services or increase our legal exposure. New legislation, regulatory interpretations and court decisions may abruptly change our legal exposure, and we may fail to adapt our Web site or network infrastructure in time or reduce customer access to affected systems until such systems have been modified. We may also experience material delays in introducing new services, products and enhancements, and our customers may forego the use of our services, and use those of a competitor. The manner in which new legislation and regulations will be interpreted and enforced cannot be fully determined, and may subject us to potential liability, which in turn could have an adverse effect on our business, financial condition and results of operations. See "Proprietary Rights."

        Due to the global nature of the Web, it is possible that, the governments of other states and foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws even though transmissions by us over the Internet originate primarily in the State of California. In addition, international agreements may regulate our interactions with citizens of foreign countries. Violations of local laws may be alleged or charged by state or foreign governments and we may unintentionally violate local laws and local laws may be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

        As of December 31, 1999 the Company employed 195 people on a full-time basis. The Company's future success is substantially dependent on the performance of its senior management and key technical personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel.

CERTAIN BUSINESS RISKS

        We have a limited operating history making it difficult or impossible for us to predict future results of operations. As a result, you should not expect future revenue growth to be comparable to our recent revenue growth. We believe that comparing different periods of our operating results is not meaningful, as you should not rely on the results for any period as an indication of our future performance. We did not begin generating advertising or licensing revenues until October 1996. Some of the risks and difficulties that we face as an early stage company in a new and rapidly evolving market include our ability to maintain and to increase levels of traffic on our Live Communities, our ability to increase demand for our products and services and our ability to develop and extend the HEARME, HEARME.COM AND MPLAYER.COM brands.

        We have had substantial losses since our inception and our operating losses may increase in the future. Accordingly, we cannot assure you that we will ever become or remain profitable. If our revenues fail to grow at anticipated rates, our operating expenses increase without a commensurate increase in our revenues or we fail to adjust operating expense levels accordingly, our business, results of operations and financial condition will be adversely affected. As of December 31, 1999, we had an accumulated deficit of $78.1 million. Although we have experienced growth in net revenues, members, customers and Internet reach in recent periods, we cannot be certain that our growth rates will continue at their current levels or increase in the future.

        We have not yet become profitable on a quarterly or annual basis and we anticipate that we will continue to incur net losses for the foreseeable future. The extent of these losses will be contingent, in part, on the amount of growth in our revenues from advertising, licensing and commerce. We expect our operating expenses to increase significantly, especially in the areas of engineering, sales and marketing and brand promotion and, as a result, we will need to generate increased quarterly revenues to become profitable.

        Our HearMe Technology Products revenues have accounted for a significant portion of our revenues to date. Historically, we have received most of our HearMe Technology Products revenues from a limited number of sales and license agreements. Therefore, any downturn in the business of these customers or potential customers could have a material adverse effect on our revenues and quarterly results of operations. We believe that a customer's decision to license our technology is relatively discretionary and, for large-scale users, often involves a significant long-term commitment of resources. We currently have eighteen HearMe Technology Products customers.

        Our HearMe Technology Products customers often take a long time to evaluate our products and services and many people are involved in the sales process. The long sales and implementation cycles for our products and services and the timing of these sales may cause license and service revenues and operating results to vary significantly from period to period. We spend a lot of time educating and providing information to our prospective customers regarding the use and benefits of our products and services. Even after deciding to license our products, our customers tend to deploy our products slowly and deliberately depending on the expertise of the customer, the size of deployment, the complexity of the customer's system architecture, the quantity of hardware involved and the degree of hardware and software configuration necessary to deploy our products.

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

        As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on our business, results of operations and financial condition. In order to accelerate the promotion of the HEARME, HEARME.COM and MPLAYER.COM brands, we intend to significantly increase our marketing budget. Such an increase in marketing expenditures may adversely affect our results of operations for a number of quarterly periods.

        Due to our relatively short operating history, we have limited meaningful historical financial data upon which to base our planned operating expenses. Accordingly, our expense levels are based in part on our expectations as to future revenues from advertising, software licensing fees, commerce revenue-sharing arrangements and our anticipated growth in memberships and to a large extent are fixed. We cannot be certain that we will be able to accurately predict our revenues, particularly in light of the intense competition for the sale of Web-based advertisements, revenue-sharing opportunities and new members, our limited operating history and the uncertainty as to the broad acceptance of the Web as an advertising and commerce medium. We also cannot be certain as to the broad acceptance of Voice over the Internet. If we fail to accurately predict revenues in relation to fixed-expense levels, our business, results of operations and financial condition could be adversely affected.

        Although we view our strategic relationships with media, Internet and technology companies as a key factor in our overall business strategy, we cannot be certain that we will be successful in developing new strategic relationships or that our strategic partners will view such relationships as significant to their own business or that they will continue their commitment to us in the future. Our business, results of operations and financial condition and our stock price may be materially adversely affected if any strategic partner discontinues its relationship with us for any reason. Additionally, any party to a strategic agreement with us may fail to perform its contractual obligations and we cannot be certain that we could enforce any such agreement. We do not generally establish minimum performance requirements for our strategic partners but instead rely on their voluntary efforts. In addition, most of these agreements may be terminated by either party with little notice. Therefore, we cannot be certain that these relationships will be successful.

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

        The process of managing advertising within large, high-traffic Web sites such as ours is an increasingly important and complex task. Any extended failure of, or material difficulties encountered in connection with, our advertising management system may expose us to "make good" obligations with our advertisers, which, by decreasing saleable advertising inventory would reduce revenues and have a material adverse effect on our business, results of operations and financial condition. We license our advertising sales and management system from DoubleClick Inc. Any replacement of this system could disrupt our ability to manage our advertising operations for a period of time. In addition, to the extent that we encounter system failures or material difficulties in the operation of this system, we could be unable to deliver banner advertisements and sponsorships through our Web site.

        As part of our business strategy, we review acquisition prospects that would complement our existing business or enhance our technological capabilities such as our recently completed acquisition of Resounding Technology. Future acquisitions by us could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect our results of operations. Furthermore, acquisitions entail numerous risks and uncertainties, including difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies, diversion of management's attention from other business concerns, risks of entering geographic and business markets in which we have no or limited prior experience and potential loss of key employees and customers of acquired organizations. Other risks associated with acquisitions include those relating to the correct assessment of the relative percentages of in-process research and development expense which can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset, the failure to successfully develop and integrate acquired in-process technology resulting in the impairment of amounts capitalized as intangible assets, unanticipated expenses related to technology integration and the maintenance of uniform standards, controls, procedures and policies. The Company may not be successful in addressing these risks or any other problems encountered with such acquisitions.

        Our future success depends in large part upon our ability to aggregate and deliver compelling content over the Internet. If we fail to aggregate and deliver compelling third-party content to our users, Web traffic to our site might decrease and, as a result, advertising revenue might decrease. This could have a material adverse effect on our business, results of operations and financial condition. Although we create some of our own content such as poker and chess, we also rely on third-party content providers, such as game developers, for entertaining content. Our ability to aggregate and deliver compelling content provided by third parties may be adversely impacted by a number of factors, including the following: third-parties may increase the price of the content they provide, many of our third-party content providers compete with us for members and advertising and may decide not to provide us with content, our contracts with third-party content providers are usually short-term and may be canceled if we do not fulfill our obligations and our competitors and many of our third-party content providers provide content that is similar or the same as our content and may do so at a lower cost.

        The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to attract Web users, advertisers, new members, technology partners and commerce partners to use our Company's Websites and hosting services. If system failures were sustained or repeated, our advertising and hosting revenues, our reputation and the attractiveness of our brand name could be impaired. Because we have incorporated third-party software into our systems and we depend upon Internet service providers to provide consumers with access to our products and services, we are limited in our ability to prevent system failures. We have sustained system failures for significant periods of time and may experience similar failures in the future. Users have also occasionally experienced difficulties due to system failures unrelated to our systems. These system failures caused an interruption in our Live Community services resulting in less traffic.

        Despite the implementation of security measures, our networks may be vulnerable to unauthorized and illegal access, computer viruses and other disruptive problems. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing our Web sites, which could have a material adverse effect on our business, results of operations and financial condition. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our Internet operations. Internet service providers and online service providers have in the past experienced and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. We may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Although we intend to continue to implement industry-standard security measures, we cannot be certain that measures implemented by us will not be circumvented in the future.

        Our future success depends upon our ability to enhance our current products and services and to develop and introduce new products and services that will achieve market acceptance. If we do not adequately respond to the need to develop and introduce new products or services, then our business, operating results and financial condition will be adversely affected. The market for our products is characterized by: rapid technological advances, evolving standards in the Internet, communications and software markets, changes in customer requirements and frequent new product and service introductions and enhancements. We cannot be certain that we will be successful at integrating new technology into the Live Communities and our HearMe Technology Products on a timely basis. In addition, the integration of new technology may degrade the responsiveness and speed of the Live Communities and our HearMe Technology Products and we cannot be certain that, once integrated, the new technology will function as expected. Major product enhancements and new products and services often require long development and testing periods to achieve market acceptance. In addition, our software products are complex and, despite vigorous testing and quality control procedures, may contain undetected errors or "bugs" when first introduced or updated. Any inability to timely deliver quality products and services could have a material adverse effect on our business, results of operations and financial condition.

        We currently sell the vast majority of our HearMe Technology Products and services through our internal sales staff. If demand for our products and services increases, however, we will need to enter into reseller arrangements with Web development firms, enterprise applications resellers and OEM partners to distribute our products and technologies. If we do not adequately develop and maintain a network of resellers and OEMs, our business, results of operations and financial condition could be adversely impacted. Resellers and OEMs frequently have exclusive sales territories pursuant to individually negotiated contracts, which may limit our ability to build and expand our network of resellers and OEMs. In addition, some resellers and OEMs may offer products of one or more of our competitors and they may emphasize our competitors' products at the expense of our products.

        Also inherent in our business are additional risks, which include, but are not limited to: competition in the market for Internet users and for Live Community technology and services; our ability to successfully manage our growth, our ability to hire and retain personnel, our ability to protect our proprietary software and intellectual property and patent, product liability and other litigation. In addition, potential new government regulations could have an adverse effect on our ability to target product offerings and attract advertisers and would have a material adverse effect on our business, results of operations and financial condition.

ITEM 2.         PROPERTIES:

        The Company leases its corporate offices, consisting of approximately 57,600 square feet of office building space located in Mountain View, California. In addition, the Company leases sales office space in several locations in the United States including New York, Maryland and Massachusetts.

        The Company's facilities are sufficient for current operations and suitable additional space is available to accommodate expansion needs for the foreseeable future.

ITEM 3.         LEGAL PROCEEDINGS:

        The Company has filed a patent infringement suit against Lipstream Networks, Inc. and Lipstream Networks, Inc., dba Delaware Lipstream Networks, Inc. in the United States District Court, Northern District of California, San Jose Division. On October 13, 1998, the Company was issued United States Patent No. 5,822,523, entitled "Server-Group Messaging System for Interactive Applications". On January 26, 2000 the Company moved to amend its patent infringement suit against Lipstream Networks, Inc. and Lipstream Networks, Inc., dba Delaware Lipstream Networks, Inc. to include the Company's United States Patent No. 6,018,766 entitled "Server-Group Messaging System for Interactive Applications". The action by the Company alleges that Lipstream infringes this patent through the sale and licensing of its products. The Company is seeking a court order to permanently enjoin Lipstream from further sale or licensing of infringing products and is also seeking to recover damages, attorneys fees and costs.

        In addition, from time to time we have been and expect to continue to be, subject to legal proceedings and claims by third parties in the ordinary course of business, including claims of alleged infringement of third-party trademarks and other intellectual property rights against us or our licensees. Third party claims like these, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could materially and adversely affect our business, financial condition and results of operations.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

EXECUTIVE OFFICERS OF HEARME:

        Our executive officers and their positions and ages at March 15, 2000 are shown in the table below:

                        NAME                            AGE                                  POSITION
-----------------------------------------------------  -------  -------------------------------------------------------------------
Paul Matteucci.....................................      44     Chairman, Chief Executive Officer and Director
Jeremy Verba.......................................      36     President and Chief Operating Officer
Linda Palmor.......................................      44     Chief Financial Officer
Brian Apgar........................................      45     Chief Entrepreneur, Founder and Director
Steven Roskowski...................................      34     Chief Technical Officer
Robert Csongor.....................................      37     Executive, Vice President and General Manager
James Schmidt......................................      47     Executive Vice President, Engineering
Lynn Heublein......................................      37     Vice President

        PAUL MATTEUCCI, Chief Executive Officer, joined the Company and became a Director in May 1995. From December 1994 to May 1995, Mr. Matteucci was a Resident Entrepreneur at Institutional Venture Partners. From July 1986 to December 1994, Mr. Matteucci held various positions at Adaptec, Inc., including Vice President and General Manager. Prior to joining Adaptec, Inc., Mr. Matteucci held positions with Texas Instruments. Mr. Matteucci received an M.B.A. from Stanford University and an M.A. from Johns Hopkins School of Advanced International Studies. Mr. Matteucci received his undergraduate degree from the University of Pacific in Stockton, California.

        JEREMY VERBA, President and Chief Operating Officer, joined the Company in April of 1999. From April 1999 to December 1999 Mr. Verba served as executive vice president overseeing the Company's Consumer Web communities business. Prior to joining the Company, Mr. Verba served as president of E! Online for over two years from 1996 to 1999. Mr. Verba founded E! Online during his position with CNET as vice president of entertainment ventures, a position he held from January 1996 to November 1996. From 1995 to 1996, Mr. Verba served as the director of new services for TCI Technology Ventures. Before that, he served as director of programming and distribution for Reiss Media Entertainment Corporation, parent company of Request Television and held positions with Toronto-based Campeau Corporation and First Boston Corporation (now CSFB). Mr. Verba received a Masters of Business Administration from Harvard and a Bachelor of Science from the Massachusetts Institute of Technology.

        LYNN HEUBLEIN, Vice President, joined the Company in November 1996 upon the Company's acquisition of Catapult Entertainment, Inc., which is now a wholly-owned subsidiary of the Company. Miss Heublein served as the Company's Chief Operating Officer until December 1999. Catapult filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, San Jose Division, on October 10, 1996 and MPCAT Acquisition Corporation, a wholly-owned subsidiary of the Company, merged with and into Catapult upon the conclusion of the bankruptcy proceedings. Ms. Heublein was a co-founder of Catapult and from April 1994 to November 1996, she was Executive Vice President, Business Development at Catapult. From October 1993 to April 1994, she served as Vice President of Marketing for THQ, Inc. Ms. Heublein has also served the Company in the capacity of Acting Chief Financial Officer and General Manager, the Company Foundation. Ms. Heublein holds a B.S. in Engineering from the University of Washington and an M.B.A. from Stanford University.

        LINDA R. PALMOR, Chief Financial Officer, joined the Company in February 1999. From February 1996 to February 1999, Ms. Palmor worked for Terayon Communication Systems, a developer and marketer of cable modem systems, where she served as Vice President, Finance and Corporate Controller. From 1995 to 1996, Ms. Palmor served as the Corporate Controller of Electronic Arts, Inc., a multimedia software company. From 1991 to 1995, Ms. Palmor held a number of financial positions with The Walt Disney Company, a media conglomerate. Ms. Palmor is a certified public accountant and she received a B.Sc. degree in Biochemistry from Manchester University in the United Kingdom.

        BRIAN APGAR, Chief Entrepreneur, Founder and Director, co-founded the Company in January 1995, where he has also served as President, Vice President, Development, General Manager and Chief Operating Officer. From October 1993 to January 1995, Mr. Apgar served as a Resident Entrepreneur and in other consulting capacities for several venture capital firms, including Merrill Pickard Anderson & Eyre, Sigma Partners and Institutional Venture Partners. Mr. Apgar holds a B.A. in Physics from Princeton University.

        STEVE ROSKOWSKI, Chief Technical Officer, joined the Company in November 1996 upon the Company's acquisition of Catapult Entertainment, Inc., which is now a wholly-owned subsidiary of the Company. Catapult filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, San Jose Division, on October 10, 1996 and MPCAT Acquisition Corporation, a wholly-owned subsidiary of the Company, merged with and into Catapult upon the conclusion of the bankruptcy proceedings. From March 1994 to December 1996, Mr. Roskowski was Vice President, Engineering and a co-founder of Catapult. Mr. Roskowski has also served the Company as Vice President, Operations and Vice President, Technology. From October 1992 to March 1994, Mr. Roskowski was a manager of hardware for General Magic. Prior to that, he was a Project Manager at Apple Computer. Mr. Roskowski holds a B.S. in Engineering from the California Institute of Technology.

        ROBERT CSONGOR, Executive Vice President and General Manager, joined the Company in August 1996 where he initially served as Director of Product Marketing and also as Vice President, Business Development and

Marketing. From January 1995 to August 1996, he served as Director of Marketing at NVIDIA Corporation. From August 1986 to January 1995, Mr. Csongor served in various capacities at Adaptec, Inc., including as Director of Marketing. Mr. Csongor holds a B.S. in Electrical Engineering from Villanova University.

        JAMES SCHMIDT, Executive Vice President, Engineering, joined the Company in December 1998. From December 1986 to December 1998, Mr. Schmidt worked for Adaptec Inc., where he served in a number of positions, including Vice President and Chief Information Officer, Vice President, Process Development and Infrastructure and Vice President, Engineering. Mr. Schmidt received both a B.S. degree in Electrical Engineering and an M.S. degree in Electrical Engineering from Wichita State University.


                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                MATTERS:

        HearMe common stock is traded on the Nasdaq National Market System under the symbol "HEAR". The following table sets forth the range of high and low closing sales prices for each period indicated. Prior to second quarter 1999 there was no public market for our common stock.

                                                           1999         1999
                                                            HIGH         LOW
                                                        -----------  -----------
       First Quarter....................................         --           --
       Second Quarter................................... $   50.625   $   17.000
       Third Quarter.................................... $   24.125   $    9.625
       Fourth Quarter................................... $   37.500   $   10.000

        On March 16, 2000 the last reported sales price of our common stock on the Nasdaq National Market was $27.00 per share. We had approximately 280 shareholders of record as of the record date of March 16, 2000. The Company has not declared or paid any cash dividends on its common stock or preferred stock and anticipates that all future earnings, if any, will be retained for development of our business. The payment of dividends will be at the discretion of our Board of Directors and will depend upon factors such as future earnings, capital requirements, the financial condition of HearMe and general business conditions.

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

                                                                  AMOUNT PAID
                                                               -----------------
 Securities and Exchange Commission registration fee........    $         50,000
 NASD filing fee............................................               5,500
 Nasdaq National Market listing fee.........................              95,000
 Printing and engraving expenses............................             245,000
 Legal fees and expenses....................................             361,500
 Accounting fees and expenses ..............................             189,700
 Blue Sky qualification fees and expenses...................               3,000
 Transfer Agent and Registrar fees..........................               5,500
 Miscellaneous fees and expenses............................             233,800
                                                               -----------------
    Total...................................................    $      1,189,000
                                                               -----------------

        After deducting the underwriting discounts and commissions and the offering expenses described above, the Company received net proceeds from the offering of approximately $73,900,000. The Company has used the net proceeds from its initial public offering of common stock to invest in interest bearing investment grade instruments and to fund the general operations of the Company. In addition, the Company currently expects to use the net proceeds primarily for working capital and general corporate purposes, including the funding of product development and expansion of its sales and marketing organization. In addition, the Company may use a portion of the net proceeds for further development of its product lines through acquisitions of products, technologies and businesses. None of the Company's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 6.         SELECTED FINANCIAL DATA:

(in thousands, except per share amounts)

                                                                               YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------------------
                                                       1999             1998             1997            1996             1995
                                                  ---------------  ---------------  ---------------  --------------   --------------
STATEMENT OF OPERATIONS DATA:
Net revenues                                        $ 15,522        $  8,027           $  2,727        $    124          $   --
Gross profit (loss)                                    9,931           5,016                299              (1)             --
Total operating expenses                              36,877          16,854             13,859          25,334            2,453
Net loss                                             (25,081)        (11,951)           (13,654)        (25,045)          (2,355)
Net loss per share--basic and diluted               $  (1.60)       $  (5.39)          $  (7.81)       $ (33.80)         $(23.55)
Pro forma net loss per share--basic and diluted .   $  (1.29)       $   (.95)                --              --               --
Shares used in per share calculation--basic and
diluted                                               15,673           2,217              1,749             741              100
Shares used in pro forma per share
   calculation--basic and diluted                     19,503          12,643                 --              --               --


                                                                               YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------------------
                                                      1999             1998             1997             1996             1995
                                                 --------------   --------------   --------------   --------------   --------------
BALANCE SHEET DATA:

Cash and cash equivalents.....................    $       2,568    $       1,114    $       9,132    $       5,511    $       3,548
Short term investments........................           66,756               --               --               --               --
Working capital (deficit).....................           70,626           (2,067)           7,580            4,006            3,169
Total assets..................................          104,556            6,177           12,356            8,142            4,333
Long term notes payable.......................               --            1,864            1,864            2,756               --
Stockholders' equity (deficit)................           93,768           (2,130)           7,141            2,762            3,580


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION:

        This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes", "plans," "expects," "future," "intends" and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Certain Business Risks", under Part I, and those appearing elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

OVERVIEW

        The Company develops, licenses and operates technologies that enable us and other Internet sites to create and manage voice-enabled real time interactive experiences. We were incorporated and commenced operations in January 1995. From inception through September 1996, our activities primarily consisted of recruiting employees and raising capital, performing product and technology development, engaging in marketing activities and negotiating strategic relationships. In November 1995, we entered into an agreement with PSINet, Inc. for the deployment of a low-latency network, which provided a platform for launching and operating the MPLAYER.COM service. Testing of the MPLAYER.COM service began in February 1996 and the service was launched commercially in October 1996. In April 1996, we licensed our Live Community software and network services to SegaSoft Networks, Inc., which occurred concurrently with an equity investment by affiliates of SegaSoft's parent, CSK Corporation. In January 1999, we launched HEARME.COM, our second Live Community service. During the period from January 1995 to March 31, 1999, we raised gross proceeds of approximately $54.9 million from the sale of equity securities to venture capital investors and strategic partners. The proceeds from these financings were primarily used to finance our research and development and the sales and marketing of our products and services. In May and June 1999, we raised gross proceeds of approximately $80.7 million from the sales of common stock through the initial public offering. A portion of the proceeds from this offering is being used to finance research and development and sales and marketing activities.

        In September 1999, we announced that we would commence doing business under the name HearMe.

        We generate our revenues from two business units, Live Communities and HearMe Technology Products (formerly known as Mpath Foundation.) With respect to Live Communities, we derive the majority of revenues from advertising fees. While the MPLAYER.COM and the HEARME.COM services are free to all registered members, until September 1999, some users also paid subscription fees to us in exchange for access to premium services such as special events, rankings and ratings, contests, magazine subscriptions, special features and exclusive games. We also had a subscription plan that allowed the members to purchase a year's subscription up front at a discounted rate. As of September 1999, we terminated the subscription fee program and extended our services free to all of our members. Additionally, we have begun to derive revenues from e-commerce activities, including fees from special event promotions and merchandise sales and from opt-in e-mail programs. Advertising revenue is recognized ratably over the term of each particular advertising agreement. E-commerce revenue is recognized when notification of shipment has taken place and the revenue has been earned. Subscription revenue through September 1999 was recognized ratably over the related subscription period. Any unearned but paid member subscription fees remaining at September 30, 1999 were reimbursed to the members in October 1999. With respect to HearMe Technology Products, we derive revenues from licensing fees for our technology, including our POP.X product that enables others to create live communities and related services. We also derive incremental HearMe Technology Products revenues from service, maintenance and upgrade fees. Service revenues are recognized over the period in which services are provided. Development revenue is recognized at the time services are completed or as development milestones are achieved. License revenue is recognized in the period earned. Deferred revenue consists primarily of monthly service revenue billed and paid in advance.

        Since we launched our first Live Community service in October 1996 and began negotiating certain license agreements through the HearMe Technology Products business unit, we have generated $26.4 million in net revenues through December 31, 1999. For the period from inception to December 31, 1999 we have incurred a cumulative net loss of $78.1 million, of which $14.5 million came from a one-time write-off of goodwill and in-process research and development expenses associated with our acquisition of Catapult and $3.0 million from a write-off of goodwill and in-process research and development expenses associated with our acquisition of RTI.

        Cost of net revenues for Live Communities consists primarily of the cost of operating the network infrastructure and royalties paid to third party content providers. Cost of net revenues for HearMe Technology Products consists primarily of network operating expenses in conjunction with providing services to certain HearMe Technology Products customers.

        The Company's operating expenses consist of sales and marketing expenses, research and development expenses and general and administrative expenses. Sales and marketing expenses consist principally of salaries paid to employees in sales and marketing activities, advertising, promotional materials and programs, public relations costs and travel. Research and development expenses consist principally of salaries and compensation paid to employees and consultants engaged in research and development activities and product testing. General and administrative expenses consist principally of salaries and compensation paid to employees and consultants in the administrative departments including finance, human resources and legal and costs relating to facilities, infrastructure and related depreciation, in-house and outside legal and accounting fees and related costs and travel. All operating costs are expensed as incurred.

        We have a limited operating history upon which an evaluation of our current business, our prospects and us can be based. In addition, our revenue model is evolving and relies substantially upon the licensing of our technology and the sale of advertising on our MPLAYER.COM and HEARME.COM services. Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. Our results of operations and financial condition may be subject to volatility in future periods.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

        NET REVENUES. The Company's total net revenues increased by 94% from $8.0 million for the year ended December 31, 1998 to $15.5 million for the year ended December 31, 1999. This increase was primarily driven by growth in advertising revenues associated with an expanding number of advertisers and the growth of traffic and usage time in our Live Communities. Approximately 135 customers advertised on the Company's network of internet properties during 1999 as compared to approximately 66 in 1998. No one advertising customer accounted for 10% or more of net revenues during those periods. Live Communities net revenues grew by $5.4 million or 179% from $3.0 in fiscal 1998 to $8.4 in fiscal 1999. Net revenues from HearMe Technology Products as of December 31, 1999 accounted for 46% of total Company net revenues compared to 62% of net revenues in fiscal 1998. However, in absolute dollars HTP net revenues grew by $2.1 million from $5.0 in fiscal 1998 to $7.1 in fiscal 1999. The increase was due to increased technology licensing fees earned from both new and existing customers during the periods.

        COST OF NET REVENUES. Live Communities cost of net revenues primarily consists of the cost of operating the network infrastructure and royalties paid to third party content providers. Cost of net revenues for HearMe Technology Products consists primarily of network operating expenses in conjunction with providing services to certain HearMe Technology Products customers. The Company's cost of net revenues were $5.6 million for the year ended December 31, 1999, or 36% of net revenues, as compared to $3.0 million or 38% of net revenues for the year ended December 31, 1998. Cost of net revenues decreased as a percentage of net revenues primarily due to advertising revenues growing faster than the related server and network costs within the Live Communities segment. The absolute increase in cost of net revenues was due to the significant increase in Live Communities subscriber usage and the resulting increase in server and network costs between 1998 and 1999. The increase in Technology Products cost of net revenues was attributable to server costs associated with hosting services provided to certain HearMe Technology Products customers. Also included in costs for 1999 was an $849,000 expense incurred in connection with a warrant for 120,000 shares granted to an Internet service provider in 1995, the terms of which were finalized during the year ended December 31, 1999.

        RESEARCH AND DEVELOPMENT. Research and development expenses were $7.9 million, or 51% of net revenues for the year ended December 31, 1999 compared to $3.1 million or 39% of net revenues for the year ended December 31, 1998. Research and development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of HearMe's technology and consumer websites. The increase in research and development expenses was primarily due to an increase in salary expense in 1999 as additional engineers were hired to support the development of the POP.X technology, the Voice Presence platform and enhancements to the Company's Live Communities websites and to additional consulting fees and software expenditures associated with these projects. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company expects to incur increased product development expenditures in absolute dollars in future periods. As a percentage of net revenues, the Company anticipates that research and development expenses will range from 40% to 50% during 2000, however, anticipated spending levels may vary as a results of acquisitions and future business combinations.

        SALES AND MARKETING. Sales and marketing expenses were $15.5 million for the year ended December 31, 1999 or 100% of net revenues compared to $7.8 million or 98% of net revenues for the year ended December 31, 1998. Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation and employee-related expenses, sales commission and travel costs. Sales and marketing expenses increased as a percentage of net revenues from 1998 to 1999 primarily due to the initiation of outbound advertising and marketing campaigns to promote the Company's brands. The absolute increase in sales and marketing expenses was due to an increase in headcount in the Live Communities marketing team, increases in advertising sales headcount and related travel expenses and an increase in headcount of the HearMe Technology Products marketing and sales force. As a percentage of net revenues, the Company currently anticipates that annual sales and marketing expenses will range from 100% to 120% during 2000 due to announced marketing plans.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses were $6.6 million, or 42% of net revenues for the year ended December 31, 1999, compared to $3.3 million or 41% of net revenues for the year ended December 31, 1998. General and administrative costs increased primarily due to higher salary expenses resulting from additional headcount in the finance, administrative and operations area required to support our expanded infrastructure and additional costs relating to the costs of maintaining the Company as a public entity. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods, as a result of an increase in personnel and increased fees for professional services. As a percentage of net revenues, the Company currently anticipates that general and administrative expenses will approximate 30% during 2000, however, anticipated spending levels may vary as a result of acquisitions and future business combinations

        IN PROCESS RESEARCH AND DEVELOPMENT. As part of the Resounding acquisition, the Company recorded in process research and development projects for the development of a next generation version of RTI's Roger Wilco product, a software developers' kit as well as other specialized technologies totaling $850,000. The value was determined by estimating the expected cash flows from the projects once commercially viable, applying a percentage of completion to the calculated value as defined below and then discounting the net cash flows back to their present value.

        AMORTIZATION OF INTANGIBLES. As part of the Resounding acquisition, the Company recorded amortization of intangible assets consisting primarily of goodwill in the amount of $2.2 million. The related assets are being amortized over a 2-year period beginning October 1999.

        STOCK BASED COMPENSATION. Stock based compensation expenses were $3.8 million, or 25% of net revenues for year ended December 31, 1999. For the year ended December 31, 1998, stock based compensation expenses were $2.6 million or 32% of net revenues. The increase related to an increase in the number of options granted as we continued to hire additional employees resulting in a larger cumulative amount of options granted. The increase attributable to these new issuances was added to the expense from grants issued prior to our Initial Public Offering that continued to vest in 1999.

        INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net includes interest income earned on the short-term investment of cash and interest expense primarily related to capital lease and debt obligations.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

        NET REVENUES. Net revenues increased 194% from approximately $2.7 million for the year ended December 31, 1997 to approximately $8.0 million for the year ended December 31, 1998. Net revenues from Live Communities increased from $686,000 to $3.0 million. This increase was primarily driven by growth in advertising revenues associated with an expanding number of advertisers and the growth of traffic and usage time in our live communities. Net revenues from HearMe Technology Products increased from $2.0 million for the year ended December 31, 1997 to approximately $5.0 million for the year ended December 31, 1998. Approximately $1.0 million of this increase was primarily attributable to the successful development and release of our POP.X technology and approximately $2.0 million was due to an increase in the number of from HearMe Technology Products customers and the related increase in license revenues. Since $1.5 million of from HearMe Technology Products revenue was recognized in late 1998, the accounts receivable balance associated with from HearMe Technology Products revenue increased at a faster rate than related revenue.

        COST OF NET REVENUES. Cost of net revenues increased 24% from approximately $2.4 million, or 89% of net revenues, for the year ended December 31, 1997 to approximately $3.0 million, or 37% of net revenues, for the year ended December 31, 1998. Cost of net revenues declined as a percentage of net revenues primarily due to the substantial increase in net revenues between 1997 and 1998. Cost of net revenues for Live Communities increased from approximately $1.8 million for the year ended December 31, 1997 to approximately $2.2 million for the year ended December 31, 1998. This increase was primarily due to server and network costs associated with the growth of the Live Communities business unit. Cost of net revenues from HearMe Technology Products increased from approximately $620,000 for the year ended December 31, 1997 to approximately $790,000 for the year ended December 31, 1998. The increase was attributable to connectivity and server costs associated with services provided to from HearMe Technology Products customers.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased 29% from approximately $2.4 million, or 89% of net revenues, for the year ended December 31, 1997 to approximately $3.1 million, or 39% of net revenues, for the year ended December 31, 1998. Research and development expenses declined as a percentage of net revenues primarily because of the substantial increase in net revenues between 1997 and 1998. The increase in research and development expenses was primarily due to an increase of salary expense in 1998 as additional engineers were hired to support the from HearMe Technology Products development of the POP.X technology and to additional equipment and software expenditures associated with the increased headcount.

        SALES AND MARKETING. Sales and marketing expenses increased 14% from approximately $6.9 million, or 253% of net revenues, for the year ended December 31, 1997, to approximately $7.8 million, or 98% of net revenues, for the year ended December 31, 1998. Sales and marketing expenses decreased as a percentage of net revenues primarily because of the substantial increase in net revenues between 1997 and 1998. The increase in sales and marketing expenses was primarily due to an increase in additional salary expense related to expanding our sales force in order to grow advertising revenues in our Live Communities business unit.

        GENERAL AND ADMINISTRATIVE. General and administrative costs increased 15% from approximately $2.8 million, or 104% of net revenues, for the year ended December 31, 1997 to approximately $3.3 million, or 41% of net revenues, for the year ended December 31, 1998. General and administrative costs decreased as a percentage of net revenues primarily because of the substantial increase in net revenues between 1997 and 1998. These increases were primarily due to salary increases in the operations support area of approximately $300,000 and patent filings and legal expenses associated with general corporate matters of approximately $100,000.

        STOCK BASED COMPENSATION. Stock based compensation costs increased from approximately $1.7 million or 61% of net revenues in the year ended December 31, 1997 to approximately $2.6 million or 32% of net revenues in the year ended December 31, 1998. The increase relates to an increase in the number of options granted as we continued to hire additional employees resulting in a larger cumulative amount of options granted. The increase attributable to these new issuances was added to the 1998 expense from grants in previous years which continued to vest in 1998.

        INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net includes interest expense primarily related to lease and debt obligations and interest income earned on short-term investment of cash.

QUARTERLY RESULTS OF OPERATIONS

        The following tables set forth unaudited consolidated statements of operations data for the eight quarters ended December 31, 1999 as well as the percentage of our revenues represented by each item. This data has been derived from unaudited interim consolidated financial statements prepared on the same basis as our audited consolidated financial statements contained in this report and, in our opinion, include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our consolidated financial statements and notes to our consolidated statements appearing elsewhere in this report.

                                                                              THREE MONTHS ENDED
                                          ------------------------------------------------------------------------------------------
                                          DEC. 31,   SEP. 30,    JUN. 30,    MAR. 31,    DEC. 31,    SEP. 30,   JUN. 30,    MAR. 31,
                                           1999        1999        1999        1999        1998        1998       1998        1998
                                          --------   ---------   ---------   ---------   ---------   ---------  ---------  ---------
                                                            (IN THOUSANDS, EXCEPT AS A PERCENTAGE OF NET REVENUES)
STATEMENT OF OPERATIONS:
   Net revenues:
     Live Communities.................    $3,739     $ 2,098     $  1,465    $ 1,120     $ 1,381     $   931    $   393     $   317
     Foundation.......................      2,291       2,034       1,767       1,008       1,481       1,287      1,103      1,134
                                          --------   ---------   ---------   ---------   ---------   ---------  ---------  ---------
        Total revenues................      6,030       4,132       3,232       2,128       2,862       2,218      1,496      1,451
   Cost of net revenues:
     Live Communities.................      1,132         840         842       1,659         607         463        567        584
     Foundation.......................        339         255         293         231         198         210        190        192
                                          --------   ---------   ---------   ---------   ---------   ---------  ---------  ---------
        Total cost of revenues........      1,471       1,095       1,135       1,890         805         673        757        776
                                          --------   ---------   ---------   ---------   ---------   ---------  ---------  ---------
     Gross profit (loss)..............      4,559       3,037       2,097         238       2,057       1,545        739        675
   Operating expenses:
     Research and development.........      2,770       1,901       1,723       1,543         807         779        767        779
     Sales and marketing..............      5,564       4,142       3,468       2,331       2,041       2,058      1,896      1,852
     General and administrative.......      1,989       1,552       1,615       1,438         902         785        820        767
     In-process research and development      850
     Amortization of goodwill and
     intangible Assets................      2,175
     Stock based compensation.........        959         959         962         936         651         650        650        650
                                          --------   ---------   ---------   ---------   ---------   ---------  ---------  ---------
        Total operating expenses......     14,307       8,554       7,768       6,248       4,401       4,272      4,133      4,048
                                          --------   ---------   ---------   ---------   ---------   ---------  ---------  ---------
Loss from operations..................     (9,748)     (5,517)     (5,671)     (6,010)     (2,344)     (2,727)    (3,394)    (3,373)
Interest and other income (expense),
net...................................        603         757         471          34        (155)        (87)       146        (15)
                                          --------   ---------   ---------   ---------   ---------   ---------  ---------  ---------
Loss before provision for income taxes     (9,145)     (4,760)     (5,200)     (5,976)     (2,499)     (2,814)    (3,248)    (3,388)
Provision for income taxes............         --          --          --          --          (2)         --         --         --
                                          --------   ---------   ---------   ---------   ---------   ---------  ---------  ---------
Net loss..............................    $(9,145)    $(4,760)    $(5,200)    $(5,976)    $(2,501)    $(2,814)  $ (3,248)   $(3,388)
                                          ========   =========   =========   =========   =========   =========  =========   ========

AS A PERCENTAGE OF NET REVENUES:
Net revenues:
     Live Communities.................      62.0 %       50.8%       45.3%       52.6%       48.3%       42.0%      26.3%     21.8%
     Foundation.......................      38.0         49.2        54.7        47.4        51.7        58.0       73.7      78.2
                                          --------   ---------   ---------   ---------   ---------   ---------  ---------  ---------
        Total revenues................      100.0       100.0       100.0       100.0       100.0       100.0      100.0     100.0
Cost of revenues:
     Live Communities.................       18.8        20.3        26.1        78.0        21.2        20.8       37.9      40.2
     Foundation.......................        5.6         6.2         9.1        10.8         6.9         9.6       12.7      13.3
                                          --------   ---------   ---------   ---------   ---------   ---------  ---------  ---------
        Total cost of revenues........       24.4        26.5        35.1        88.8        28.1        30.4       50.6      53.5
                                          --------   ---------   ---------   ---------   ---------   ---------  ---------  ---------
        Gross profit (loss)...........       75.6        73.5        64.9        11.2        71.9        69.6       49.4      46.5
Operating expenses:
     Research and development.........       45.9        46.0        53.3        72.5        28.2        35.1       51.3      53.7
     Sales and marketing..............       92.3       100.2       107.3       109.5        71.3        92.8      126.7     127.6
     General and administrative.......       33.0        37.6        50.0        67.6        31.5        35.4       54.8      52.9
     In-process research and development     14.1          --          --          --          --          --         --        --
     Amortization of goodwill and
     intangible Assets................       36.1          --          --          --          --          --         --        --
     Stock based compensation.........       15.9        23.2        29.8        44.0        22.7        29.3       43.4      44.7
                                          --------   ---------   ---------   ---------   ---------   ---------  ---------  ---------
        Total operating expenses......      237.3       207.0       240.3       293.6       153.7       192.6      276.2     278.9
                                          --------   ---------   ---------   ---------   ---------   ---------  ---------  ---------
Loss from operations..................     (161.7)     (133.5)     (175.5)     (282.4)      (81.8)     (123.0)    (226.8)   (232.4)
Interest and other income (expense),
net...................................       10.0        18.3        14.6         1.6        (5.5)       (3.9)       9.7      (1.0)
                                          --------   ---------   ---------   ---------   ---------   ---------  ---------  ---------
Loss before provision for income taxes     (151.7)     (115.2)     (160.9)     (280.8)      (87.4)     (126.9)    (217.1)   (233.4)
Provision for income taxes............         --          --          --          --          --          --         --        --
                                          --------   ---------   ---------   ---------   ---------   ---------  ---------  ---------
Net loss..............................     (151.7)%    (115.2)%    (160.9)%    (280.8)%     (87.4)%    (126.9)%   (217.1)%  (233.4)%
                                          ========   =========   =========   =========   =========   =========  =========  =========

LIQUIDITY AND CAPITAL RESOURCES

        HearMe invests excess cash in debt instruments that are highly liquid, of high-quality investment grade and predominantly have maturities of less then one year with the intent to make such funds readily available for operating purposes. At December 31, 1999, the Company had cash and cash equivalents and investments in marketable debt securities totaling $69.3 million compared to $1.1 million at December 31, 1998. For the year ended December 31, 1999, cash used in operating activities was $17.7 million compared to cash used in operating activities of $9.3 million and $11.1 million for the years ended December 31, 1998 and 1997, respectively.

        For the year ended December 31, 1999 and 1998 net cash used in operating activities was primarily a result of funding ongoing expansion of our research and development and sales and marketing efforts and the resulting larger infrastructure and support functions. For the year ended December 31, 1997, cash used in operating activities was primarily a result of funding ongoing operations.

        Net cash used in investing activities was $4.1 million for the year ended December 31, 1999 compared to $.7 million and $1.0 million for the years ended December 31, 1998 and 1997 respectively. Net cash used in investing activities in each period was primarily related purchases of property and equipment. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities and are expected to increase in future periods.

        Net cash provided by financing activities for the year ended December 31, 1999 was $90.0 million as compared to net cash provided by financing activities for the year ended December 31, 1998 of $2.0 million and $15.7 million for year ended December 31, 1997. The major sources of financing activities during the year ended December 31, 1999 was our initial public offering, through which we raised net proceeds of approximately $73.9 million and which was completed in May and June 1999 and our sale of Series E preferred stock in January 1999 through which we raised net proceeds of approximately $18.8 million. The fourth round, completed between July 1997 and August 1997, raised a total of approximately $16.8 million, through the sale of Series D Preferred Stock. Of the $16.8 million raised with Series D Preferred Stock, approximately $14.9 million was cash and $1.8 million was through conversion of a promissory note and Series C Preferred Stock

        In 1995, we entered into a capital lease agreement with an investor group and drew down all available funds of approximately $1.5 million. We entered into a Loan and Security Agreement with a financial institution in July 1998. The agreement consisted of a term loan for $1.5 million, an accounts receivable revolving line of credit for $1.5 million and a capital equipment loan of $1.0 million. Amounts borrowed under these agreements are collateralized by substantially all our assets, bear interest at the prime rate plus two percent and were scheduled to mature on June 30, 1999. By December 1998, we had drawn down $1.5 million against the term loan agreement and approximately $1.0 million against the capital equipment agreement. In January 1999, we fully repaid the term loan with a portion of the net proceeds from the sale of our Series E Preferred Stock in January 1999. In May 1999 we fully repaid the equipment loan from the proceeds of the IPO.

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

        On September 27, 1999, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Resounding Technology, Inc. (RTI), a Delaware corporation. The Merger Agreement provided for the merger of a newly formed wholly owned subsidiary of HearMe with and into RTI. The merger is being accounted for under the purchase method of accounting. The merger was consummated on October 20, 1999. Further details are included in Note 3 "Resounding Acquisition" incorporated in the Notes to the Consolidated Financial Statements.

YEAR 2000 COMPLIANCE

        The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

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

        The Company's worldwide Y2K strategic plan (Y2K Plan) was described in the Company's 1999 prospectus dated April 29, 1999. This plan was substantially completed prior to the end of the third quarter of fiscal 1999. Through December 31, 1999, the Company's total incremental external spending over the life of its Y2K plan was approximately $116,000. Our expenses have related to the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally.

        The Company's business operations are heavily dependent on third party corporate service vendors, materials suppliers, outsourced operations partners, distributors and others. Through March of 2000, the Company's key third party suppliers and service providers have not reported any significant Y2K compliance problems and the Company's financial results have not been negatively impacted by Y2K failures of third parties. However, because the Company's continued Y2K compliance in calendar 2000 is in part dependent on the continued Y2K compliance of third parties, there can be no assurance that the Company's efforts alone have resolved all Y2K issues or that key third parties will not experience Y2K compliance failures as calendar year 2000 progresses.

        Through March of 2000, the Company experienced no significant malfunctions in its information technology (IT) systems as the result of the date change. None of these failures had a material impact on the Company's financial performance. The Company believes it could experience additional minor malfunctions of its IT systems and Non-IT business systems not previously detected but that these additional malfunctions will not have a material impact on the Company's results of operations or financial condition. As discussed above, the Company's continued Y2K compliance in calendar 2000 is in part dependent on the continued Y2K compliance of third parties.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

        The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. To date all of the Company's contracts have been denominated in U.S. dollars and have not been subject to currency risks.

INTEREST RATE RISK

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U. S. Government and its agencies and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

        Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in the interest rates, while floating rate securities may produce less income then expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                PAGE
            -----------------------------------------------------------------------     --------
            Report of Independent Accountants......................................        34
            Consolidated Balance Sheets at December 31, 1999 and 1998..............        35
            Consolidated Statement of Operations for each of the three years in the
            period ended December 31, 1999..........................................       36
            Consolidated Statement of Shareholders' Equity for each of the three
            years in the period ended December 31, 1999.............................       37
            Consolidated Statement of Cash Flows for each of the three years in the
            period ended December 31, 1999.........................................        38
            Notes to Consolidated Statements.......................................        39

            All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto;

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HearMe

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows present fairly, in all material respects, the financial position of HearMe (the Company) at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, CA

January 21, 2000

                                     HEARME

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             DECEMBER 31,
                                                      --------------------------
                                                          1999           1998
                                                      ------------   -----------
 ASSETS
Current assets:
   Cash and cash equivalents.....................     $     2,568    $    1,114
   Short-term investments........................          66,756            --
   Accounts receivable, net of allowance for
    doubtful accounts of $415 and $20,
    respectively..................................          5,767         1,933
   Interest and other receivables.................            946           293
   Prepaid expenses and other current assets......          1,697           710
                                                      ------------   -----------
     Total current assets.........................         77,734         4,050
Restricted cash...................................            170           170
Property and equipment, net.......................          4,500         1,878
Intangible assets.................................          4,153            --
Goodwil1..........................................         17,708            --
Other assets......................................            291            79
                                                      ------------   -----------
     Total assets.................................    $   104,556    $    6,177
                                                      ============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

   Accounts payable...............................    $       557    $    1,119
   Accrued payroll and related expenses...........          2,829         1,029
   Accrued expenses...............................          2,637           719
   Current portion of capital lease obligations...            322           458
   Deferred revenue...............................            396           332
   Notes payable..................................            255         2,426
   Deferred Rent..................................            112            34
                                                      ------------   -----------
        Total current liabilities.................          7,108         6,117
Convertible note payable..........................             --         1,864
Deferred tax liability............................          1,661            --
Capital lease obligations and notes payable, net
  of current portion..............................             19           326
                                                      ------------   -----------
        Total liabilities.........................          8,788         8,307
                                                      ------------   -----------
Commitments and contingencies (Note 5)

Redeemable common stock...........................          2,000            --
Stockholders' equity (deficit):
   Convertible preferred stock:
     Par value: $0.00005..........................
     Authorized: 2,500,000 and 16,294,986,
      respectively................................
     Issued and outstanding: 0 and 10,416,615,
      respectively.................................            --             1
   Common stock warrants...........................             2             2
   Common stock:
     Par value: $0.00005...........................
     Authorized: 150,000,000 and 25,000,000,
      respectively.................................
     Issued and outstanding: 24,108,133 and 3,834,815,
      respectively..................................            1            --
   Additional paid-in capital.......................      182,589        63,155
   Unrealized gain..................................          614            --
   Deferred stock based compensation................       (9,027)      (11,263)
   Notes receivable from stockholders...............       (2,325)       (1,020)
   Accumulated deficit..............................      (78,086)      (53,005)
                                                      ------------   -----------
        Total stockholders' equity (deficit)........       93,768        (2,130)
                                                      ------------   -----------
        Total liabilities and stockholders' equity..     $104,556    $    6,177
                                                      ============   ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                     HEARME
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                             1999           1998           1997
                                                                                          ------------   ------------   ------------
Net revenues:
   Live Communities...................................................................    $     8,422    $     3,022    $       686
   HearMe Technology Products.........................................................          7,100          5,005          2,041
                                                                                          ------------   ------------   ------------
     Total net revenues...............................................................         15,522          8,027          2,727

Cost of net revenues:
   Live Communities...................................................................          4,473          2,221          1,808
   HearMe Technology Products.........................................................          1,118            790            620
                                                                                          ------------   ------------   ------------
     Total cost of net revenues.......................................................          5,591          3,011          2,428
                                                                                          ------------   ------------   ------------
Gross profit..........................................................................          9,931          5,016            299
                                                                                          ------------   ------------   ------------
Operating expenses:
   Research and development...........................................................          7,937          3,132          2,436
   Sales and marketing................................................................         15,505          7,847          6,906
   General and administrative.........................................................          6,594          3,274          2,841
   In-process research and development................................................            850             --             --
   Amortization of goodwill and intangible assets.....................................          2,175             --             --
   Stock based compensation...........................................................          3,816          2,601          1,676
                                                                                          ------------   ------------   ------------
     Total operating expenses.........................................................         36,877         16,854         13,859
                                                                                          ------------   ------------   ------------
        Loss from operations..........................................................        (26,946)       (11,838)       (13,560)
                                                                                          ------------   ------------   ------------
Interest and other income.............................................................          2,426            390            283
Interest and other expense ...........................................................           (552)          (501)          (376)
                                                                                          ------------   ------------   ------------
     Interest and other income (expense), net.........................................          1,874           (111)           (93)
Loss before provision for income taxes................................................        (25,072)       (11,949)       (13,653)
                                                                                          ------------   ------------   ------------
Provision for income taxes............................................................             (9)            (2)            (1)
                                                                                          ------------   ------------   ------------
Net loss..............................................................................    $   (25,081)   $   (11,951)   $   (13,654)
                                                                                          ============   ============   ============
Net loss per common share:
   Basic and diluted..................................................................    $     (1.60)   $     (5.39)   $     (7.81)
                                                                                          ============   ============   ============
   Pro forma..........................................................................    $     (1.29)   $      (.95)
                                                                                          ============   ============
Weighted average shares outstanding:
   Basic and diluted..................................................................         15,673          2,217          1,749
                                                                                          ============   ============   ============
   Pro forma..........................................................................         19,503         12,643
                                                                                          ============   ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                     HEARME
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                          CONVERTIBLE
                                                        PREFERRED STOCK                     COMMON STOCK       ADDITIONAL
                                                     ----------------------              -------------------    PAID-IN
                                                      SHARES       AMOUNT    WARRANTS    SHARES     AMOUNT      CAPITAL
                                                     ----------   ---------  ---------   --------  ---------  -----------
Balance at December 31, 1996.....................        7,315    $      1   $     --      2,531         --   $   33,064
Issuance of Series C convertible preferred.......           49          --         --         --         --          500
Exchange of Series C convertible preferred stock
 for Series D convertible stock..................           44          --         --         --         --           --
Issuance of Series D convertible preferred stock,
 net of offering cost of $98 and converted
 amortized debt discount of $360.................        3,018          --         --         --         --       15,841
Issuance of common stock warrants in conjunction
 with Series D convertible preferred stock.......           --          --          2         --         --           --
Exercise of stock options........................           --          --         --         53         --           14
Deferred stock based compensation................           --          --         --         --         --        5,607
Amortization of deferred stock based
 compensation....................................           --          --         --         --         --           --
Net loss.........................................           --          --         --         --         --           --
                                                     ----------   ---------  ---------   --------  ---------  -----------
Balance at December 31, 1997.....................       10,426           1          2      2,584         --       55,026
Adjustment to Series C relating to Catapult
escrow closing...................................           (9)         --         --         --         --          (96)
Warrants issued to purchase of Series D preferred
 stock for services rendered.....................           --          --         --         --         --           64
Exercise of common stock options for notes
 receivable and cash.............................           --          --         --        852         --          937
Repurchase of stock options......................           --          --         --         (2)        --           (2)
Exercise of stock options........................           --          --         --        400         --          113
Deferred stock based compensation................           --          --         --         --         --        7,113
Amortization of deferred stock based
 compensation....................................           --          --         --         --         --           --
Net loss.........................................           --          --         --         --         --           --
                                                     ----------   ---------  ---------   --------  ---------  -----------
Balances at December 31, 1998....................       10,417           1          2      3,834         --       63,155
Issuance of Series E convertible preferred.......        3,035          --         --         --         --       18,797
Warrants issued to purchase 120,000 shares of
 common stock for services rendered..............           --          --         --         --         --          849
Exercise of common stock options for notes
 receivable......................................           --          --         --        208         --        1,204
Repayment of common stock notes..................           --          --         --         --         --           --
Repurchase of stock options......................           --          --         --        (12)        --          (12)
Exercise of stock options for cash...............           --          --         --        349         --          491
Issuance of common stock in public offering, net
 of offering costs...............................           --          --         --      3,900         --       64,101
Conversion of preferred to common stock upon
 initial public offering.........................      (13,452)         (1)        --     13,452          1           --
Issue of common stock for overallotment, net of
 offering........................................           --          --         --        585         --        9,793
Stock issued through Employee Stock Purchase
 Plan............................................           --          --         --         71         --          675
Shares issued upon acquisition of RTI............           --          --         --      1,586         --       21,031
Exercise of common stock and warrants............           --          --         --        135         --          700
Deferred stock based compensation................           --          --         --         --         --        1,580
Unrealized holding gains.........................           --          --         --         --         --           --
Amortization of deferred stock based
 compensation....................................           --          --         --         --         --           --
Expense related to acceleration of options.......           --          --         --         --         --          225
Net loss.........................................           --          --         --         --         --           --
                                                     ----------   ---------  ---------   --------  ---------  -----------
Balances at December 31, 1999....................           --    $     --   $      2     24,108   $      1   $  182,589
                                                     ==========   =========  =========   ========  =========  ===========


                                                                                      NOTES                          TOTAL
                                                        DEFERRED                   RECEIVABLE                     STOCKHOLDERS'
                                                       STOCK BASED    UNREALIZED       FROM        ACCUMULATED       EQUITY
                                                      COMPENSATION       GAINS     STOCKHOLDERS     DEFICIT         (DEFICIT)
                                                     --------------   -----------  -------------  -------------  --------------
Balance at December 31, 1996.....................    $      (2,820)           --   $        (83)  $    (27,400)  $       2,762
Issuance of Series C convertible preferred.......               --            --             --             --             500
Exchange of Series C convertible preferred stock
 for Series D convertible stock..................               --            --             --             --              --
Issuance of Series D convertible preferred stock,
 net of offering cost of $98 and converted
 amortized debt discount of $360.................               --            --             --             --          15,841
Issuance of common stock warrants in conjunction
 with Series D convertible preferred stock.......               --            --             --             --               2
Exercise of stock options........................               --            --             --             --              14
Deferred stock based compensation................           (5,607)           --             --             --              --
Amortization of deferred stock based
 compensation....................................            1,676            --             --             --           1,676
Net loss.........................................               --            --             --        (13,654)        (13,654)
                                                     --------------   -----------  -------------  -------------  --------------
Balance at December 31, 1997.....................           (6,751)           --            (83)       (41,054)          7,141
Adjustment to Series C relating to Catapult
escrow closing...................................               --            --             --             --             (96)
Warrants issued to purchase of Series D preferred
 stock for services rendered.....................               --            --             --             --              64
Exercise of common stock options for notes
 receivable and cash.............................               --            --           (937)            --              --
Repurchase of stock options......................               --            --             --             --              (2)
Exercise of stock options........................               --            --             --             --             113
Deferred stock based compensation................           (7,113)           --             --             --              --
Amortization of deferred stock based
 compensation....................................            2,601            --             --             --           2,601
Net loss.........................................               --            --             --        (11,951)        (11,951)
                                                     --------------   -----------  -------------  -------------  --------------
Balances at December 31, 1998....................          (11,263)           --         (1,020)       (53,005)         (2,130)
Issuance of Series E convertible preferred.......               --            --             --             --          18,797
Warrants issued to purchase 120,000 shares of
 common stock for services rendered..............               --            --             --             --             849
Exercise of common stock options for notes
 receivable......................................               --            --         (1,307)            --            (103)
Repayment of common stock notes..................               --            --              2             --               2
Repurchase of stock options......................               --            --             --             --             (12)
Exercise of stock options for cash...............               --            --             --             --             491
Issuance of common stock in public offering, net
 of offering costs...............................               --            --             --             --          64,101
Conversion of preferred to common stock upon
 initial public offering.........................               --            --             --             --              --
Issue of common stock for overallotment, net of
 offering........................................               --            --             --             --           9,793
Stock issued through Employee Stock Purchase
 Plan............................................               --            --             --             --             675
Shares issued upon acquisition of RTI............               --            --             --             --          21,031
Exercise of common stock and warrants............               --            --             --             --             700
Deferred stock based compensation................           (1,580)                          --             --              --
Unrealized holding gains.........................               --           614             --             --             614
Amortization of deferred stock based
 compensation....................................            3,816            --             --             --           3,816
Expense related to acceleration of options.......               --            --             --             --             225
Net loss.........................................               --            --             --        (25,081)        (25,081)
                                                     --------------   -----------  -------------  -------------  --------------
Balances at December 31, 1999....................    $     (9,027)       $   614   $     (2,325)      $(78,086)  $      93,768
                                                     ==============   ===========  =============  =============  ==============


                                     HEARME
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                      --------------------------------------
                                                                                         1999          1998         1997
                                                                                      -----------   -----------  -----------
Cash flows from operating activities:
   Net loss...........................................................................$  (25,081)   $  (11,951)  $  (13,654)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.....................................................    1,454           976          852
     Stock based employee compensation.................................................    3,816         2,601        1,676
     Warrant expense...................................................................      849            --           --
     Write-off of purchased in-process research and development cost from RTI..........      850            --           --
     Write-off of intangible assets acquired in connection with the RTI acquisition....    2,175            --           --
     Non-cash interest on debt.........................................................       60            32           30
     Unrealized gain on investment.....................................................      614            --           --
     Adjustment to net loss for sale of investment.....................................       --          (166)          --
     Amortization of notes payable discount............................................       --            --           47
     Changes in assets and liabilities:
        Accounts receivable............................................................   (3,834)       (1,314)        (556)
        Interest and other receivables.................................................     (653)         (261)         (32)
        Prepaid expenses and other current assets......................................   (1,019)         (314)          74
        Other assets...................................................................     (212)           (9)          (1)
        Accounts payable...............................................................     (562)          690          (41)
        Accrued payroll and related expenses...........................................    1,800           242          227
        Accrued expenses...............................................................    1,600            67            3
        Deferred revenue...............................................................      389            54          268
        Deferred rent..................................................................       78            12           23
                                                                                      -----------   -----------  -----------
Cash used in operating activities......................................................  (17,676)       (9,341)     (11,084)
                                                                                      -----------   -----------  -----------
Cash flows from investing activities:
   Purchase of investment..............................................................       --          (625)          --
   Proceeds from sale of investment....................................................       --           791           --
   Purchase of certificate of deposit (restricted cash)................................       --            (5)          --
   Acquisition of property and equipment...............................................   (4,076)         (880)      (1,035)
                                                                                      -----------   -----------  -----------
             Net cash used in investing activities.....................................   (4,076)         (719)      (1,035)
                                                                                      -----------   -----------  -----------
Cash flows from financing activities:
   Proceeds from notes payable.........................................................       --         2,500           --
   Payments of notes payable...........................................................   (4,469)          (74)          --
   Proceeds from capital lease transactions............................................       --            --          678
   Proceeds from refunds of capital lease deposits.....................................       --            --           20
   Payments under capital lease obligations............................................     (443)         (399)        (360)
   Issuance of notes payable for insurance premium.....................................      434            --           --
   Proceeds from exercise of common stock options and warrants, net of repurchase......    1,181           111           15
   Proceeds from issuance of common stock through ESPP.................................      675            --           --
   Proceeds from issuance of preferred stock, net......................................   18,797           (96)      13,787
   Proceeds from issuance of bridge loans..............................................       --            --        1,600
   Acquisition of RTI..................................................................     (106)           --           --
   Proceeds from initial public offering, net of issuance costs........................   73,893            --           --
                                                                                      -----------   -----------  -----------
             Net cash provided by financing activities.................................   89,962         2,042       15,740
                                                                                      -----------   -----------  -----------
             Net increase (decrease) in cash and cash equivalents......................   68,210        (8,018)       3,621
                                                                                      -----------   -----------  -----------
                                                                                      -----------   -----------  -----------
Cash and cash equivalents, beginning of period.........................................    1,114         9,132        5,511
                                                                                      -----------   -----------  -----------
                                                                                      -----------   -----------  -----------
Cash and cash equivalents, end of period..............................................$   69,324    $    1,114   $    9,132
                                                                                      ===========   ===========  ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      FORMATION AND BUSINESS OF THE COMPANY:

        Mpath Interactive, Inc. ("the Company"), was incorporated in Delaware and commenced operations in January 1995. The Company provides technology and services to third parties seeking to create voice enabled real time internet communities and designs, develops, operates and markets a people-to-people entertainment and game community on the Internet.

        On September 28, 1999 the Company announced that it would commence doing business under the name HearMe and changed the NASDAQ ticker symbol to HEAR. The Company changed its legal name to HearMe in January 2000.

BASIS OF PRESENTATION:

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

        The following tables detail HearMe's cash and investments and their contractual maturities. The Company considers all highly liquid investments with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market. The Company considers all short-term investments as available-for-sale.

                                                                                  DECEMBER 31, 1999
                                                                                   (IN THOUSANDS)
                                                     ----------------------------------------------------------------------------
                                                                              GROSS         GROSS UNREALIZED     ESTIMATED FAIR
                                                      AMORTIZED COST     UNREALIZED GAINS       LOSSES              VALUE
                                                     ------------------  -----------------  ------------------  -----------------
Cash in bank......................................   $           3,506   $             --   $              --   $          3,506
Mutual funds......................................              12,093                 --                  --             12,093
Corporate debt securities.........................              53,725                617                  (4)            54,338
                                                     ------------------  -----------------  ------------------  -----------------
                                                                69,324                617                  (4)            69,937
                                                     ==================  =================  ==================  =================

Included in cash and cash equivalents.............              28,361                  1                  --             28,362
Included in short-term investments................              40,963                616                  (4)            41,575
                                                     ------------------  -----------------  ------------------  -----------------
                                                                69,324                617                  (4)            69,937
                                                     ==================  =================  ==================  =================

Due within one year...............................   $          69,324   $            617   $              (4)  $         69,937
                                                     ==================  =================  ==================  =================


RESTRICTED CASH:

        At December 31, 1999 and 1998, cash balances of approximately $170,000 were restricted from withdrawal and held by a bank in the form of certificates of deposit. These certificates of deposit serve as collateral to a letter of credit issued to the Company's landlord as a security deposit and as a deposit against the Company's credit card.

CONCENTRATION OF CREDIT RISK:

        Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company deposits its cash and cash equivalents with four major banks. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that these banks are financially sound and, accordingly, minimal credit risk exists.

        With respect to accounts receivable, the Company's customer base is dispersed across many different geographic areas and ranges from individual consumers to a variety of commercial entities. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company periodically reviews the need for reserves for potential credit losses and such losses have been within management's expectations. Typically, the Company grants terms of 30 to 60 days for both their Live Communities and Technology Products customers.

        During the year ended December 31, 1999, sales to one customer accounted for approximately 14% of total revenue. During the year ended December 31, 1998 three customers accounted for 10%, 12% and 23% of total revenues. As of December 31, 1999 three customers accounted for approximately 11%, 12% and 15% of total accounts receivable. Two customers accounted for approximately 19% and 27% of total accounts receivable as of December 31, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The carrying amounts of notes payable and capital lease obligations approximate fair value.

PROPERTY AND EQUIPMENT:

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income. For the year ended December 31, 1999 approximately $1,068,000 of the property and equipment was construction-in-process pertaining to the build-out of the Company's new leased office facilities. Depreciation starts upon completion of the work, scheduled for late January of 2000.

LONG-LIVED ASSETS:

        The Company accounts for long-lived assets under Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

REVENUE RECOGNITION:

    LIVE COMMUNITIES

        Live Communities revenues are substantially derived from advertising revenues. Advertising revenues are recognized ratably over the period in which the advertisement is displayed provided that no significant obligations remain and collection of the resulting receivable is probable. Advertising rates are dependent on the services provided and the placement of the advertisements. To date, the duration of the Company's advertising commitments has generally averaged from two to three months.

        While the MPLAYER.COM and the HEARME.COM services are free to all registered members, until September 1999, some users also paid subscription fees to the Company in exchange for access to premium services such as special events, rankings and ratings, contests, magazine subscriptions, special features and exclusive games. We also had a subscription plan that allowed the members to purchase a year's subscription up front at a discounted rate. As of September 1999, we terminated the subscription fee program and extended our services free to all of our members. Revenues derived from monthly subscription services were recognized over the period in which the services were provided. The Company recorded deferred revenue for any amounts received in advance of the completion of the subscription period. Any unearned but paid member subscription fees remaining at September 30, 1999 were reimbursed to the members in October and November 1999. E-commerce revenue is recognized when notification of shipment has taken place and the revenue is earned. List rental revenue is recognized in the period that the list rental partner notifies the Company of list usage.

    HEARME TECHNOLOGY PRODUCTS

        The Company derives revenues from licensing fees for our technology, including our Pop.X product, which enables other to create real-time interactive experiences and related services. The Company also derives incremental HearMe Technology Products revenues from service, maintenance and upgrade fees.

        The Company has adopted the provisions of Statement of Position 97-2, or SOP 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9, "Software Revenue Recognition With Respect to Certain Transactions." The Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. For contracts with multiple obligations (e.g., maintenance, unspecified upgrades), the Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company, or for products not being sold separately, the price established by management. The Company recognizes revenue allocated to maintenance fees for ongoing customer support and unspecified upgrades ratably over the period of the maintenance contract or upgrade period.

        The Company records deferred revenue for any amounts received in advance of the completion of the maintenance contract period and for any amounts received prior to their being earned under the percentage of completion method.

RESEARCH AND DEVELOPMENT COSTS:

        Research and development expenditures are charged to operations as incurred.

ADVERTISING COSTS:

        Costs related to advertising and promotion of products is charged to sales and marketing expense as incurred. Advertising cost charged to expenses for the years ended December 31, 1999, 1998 and 1997 were approximately $2,378,000, $1,201,000 and $572,000 respectively.

EARNINGS PER SHARE:

        Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share", establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated using the average shares of common stock outstanding, reduced for shares subject to repurchase by the Company, while diluted earnings per share reflects the potential dilution that could occur because of preferred stock and if stock options and warrants were exercised. Preferred stock, stock options and warrants are excluded from the calculation if their effect would be antidilutive.

PRO FORMA NET LOSS PER SHARE:

        Pro forma net loss per share for the year ended December 31, 1999 is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Series A, Series B, Series C, Series D and Series E preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred on January 1, 1998. The resulting pro forma adjustment results in an increase in the weighted average shares used to compute basic and diluted net loss per share of 12,872,927 shares for the year ended December 31, 1999 and 10,416,615 shares for the year ended December 31, 1998. Pro Forma common equivalent shares, comprised of unvested common stock and incremental common shares issuable upon the exercise of stock options and warrants, are not included in pro forma diluted net loss per share because they would be anti-dilutive.

STOCK-BASED COMPENSATION:

        Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the fair value method or measuring compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has chosen to continue to use the measurement prescribed by APB Opinion No. 25 for employee stock options and to make supplemental disclosures to show the effects of using the fair value-based measurement criteria. The Company accounts for options granted to non-employees under SFAS No. 123.

INCOME TAXES:

        Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

CERTAIN RISKS AND UNCERTAINTIES:

        The Company is subject to all of the risks inherent in an early stage business in the technology and entertainment industries. The risks include but are not limited to limited operating history, limited management resources, reliance on advertising for revenues where acceptance of advertising on the Internet is uncertain, reliance on relationships with content providers, dependence on the Internet and related security risks and the changing nature of the Internet industry.

USE OF ESTIMATES:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPREHENSIVE INCOME:

        The Company has adopted the accounting treatment prescribed by Financial Accounting Statement No. 130, "Comprehensive Income." The adoption of this statement had no impact on the Company's financial statements for the periods presented.


SEGMENT INFORMATION:

        In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 13)

RECENT ACCOUNTING PRONOUNCEMENTS:

        On March 4, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Costs incurred prior to the initial application of SOP 98-1 should not be adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Accordingly, the Company adopted SOP 98-1 in its financial statements for the year ending December 31, 1999. The impact on the financial statements of the adoption of this standard is not significant.

ACCOUNTING FOR DERIVATIVES:

        In June 1998, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. In July 1999, FASB issued SFAS No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. The Company does not currently hold derivative instruments nor engage in hedging activities and does not believe the adoption of SFAS 133 and SFAS 137 will have a material effect on the Company's consolidated results of operations or financial condition.

RECLASSIFICATIONS:

        Certain prior year amounts have been reclassified for consistency with current year financial statement presentation.

3.      ACQUISITIONS:

CATAPULT ACQUISITION:

        In May 1996, the Company commenced negotiations on, and in July 1996, the Company finalized a binding letter of intent to acquire all of the assets and assume the liabilities of Catapult Entertainment, Inc. ("Catapult"). This acquisition was completed as part of a Chapter 11 Plan of Reorganization under the United States Bankruptcy Code in November 1996. The total acquisition cost was approximately $11,831,000 and consisted of (i) cash payments of $2,444,000, including $549,000 paid to Catapult's unsecured creditors; (ii) 877,560 shares of Series C preferred stock valued at $10.28 per share (see Note 7); and (iii) legal and accounting costs of $367,000. Net liabilities in excess of assets assumed by the Company amounted to $2,644,000. Approximately 105,000 shares of Series C Preferred Stock were placed in escrow in the event that the Company was required to pay allowable unsecured claims in excess of $549,000. As of May 1998, the final payment of $121,000 had been requested by Catapult creditors for which the Company was entitled to receive reimbursement from Series C preferred stock in escrow. The Series C preferred stock held in escrow was reduced by 9,306 shares and the remaining 95,665 shares were released to the stockholders of Catapult.

        The acquisition was accounted for as a purchase. Accordingly, the results of operations of Catapult have been included in the consolidated statements of operations from the date of acquisition.

        The purchase price, including liabilities assumed, in excess of the fair value of assets acquired was allocated to in-process research and development ($1,600,000), which was immediately expensed and goodwill ($12,876,000).

        The goodwill was originally assigned a two year life based on the time it would take for competitors to develop competing technology. During the remainder of 1996, however, significant changes in the industry caused the Company to move from a "pay for play" business model to an advertising supported model. These events included the anticipated change in business model by competitors and an industry shift toward free, Internet-based gaming, away from the proprietary, telephonic, subscription-based technology employed by Catapult. As a result, the Company no longer intended to further develop or use the Catapult technology. Accordingly, the Company wrote off the goodwill as it was clearly impaired in 1996 and had zero market value.

        In June 1998, the Company exercised warrants, received in connection with the Catapult Acquisition and immediately sold the acquired shares, realizing a gain of approximately $167,000. The gain was included in other income during the year ended December 31, 1998.

RESOUNDING ACQUISITION:

        On October 20, 1999, the Company completed its acquisition of Resounding Technology, Inc ("RTI"), a Delaware corporation. This acquisition was accomplished by the statutory merger (the "Merger") of RTI Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, with and into Resounding. The Merger was accomplished pursuant to an Agreement and Plan of Merger dated as of September 27, 1999, among the Company, Resounding and RTI Acquisition Corp. and a related Certificate of Merger, following approval by the stockholders of Resounding and satisfaction of other closing conditions. The acquisition, which is being accounted for as a purchase transaction, was paid through the issuance of 1,585,488 shares of the Company common stock, the assumption of 153,048 stock options and payment in cash to certain of Resounding's stockholders in the amount of $175,000. The portion of the consideration in the form of the Company stock was distributed using an exchange ratio of .331 for each share or option of Resounding. Of the 1,585,488 shares of common stock, 317,098 shares are held by an escrow agent to serve as security for the indemnity provided by certain shareholders of Resounding. The Company accounted for this acquisition in the fourth quarter of fiscal 1999.

        The purchase price of approximately $23,485,000 includes $22,601,000 of stock, issued at fair value (fair value being determined as the average price of the HearMe stock for a period three days before and after the announcement of the merger) less a discount of $1,479,000 due to the restricted nature of the stock, $1,908,000 in RTI stock option costs (being determined under the Black Scholes formula), $175,000 in cash and $280,000 in estimated expenses of the transaction. The purchase price was allocated as follows: $260,000 to the estimated fair value of RTI net tangible assets purchased (as of September 27, 1999), $2,600,000 to purchased existing technology, ($1,840,000) to establish deferred tax liabilities associated with certain intangibles acquired, $850,000 to purchased in-process research and development, $700,000 to workforce-in-place, $1,300,000 to non-compete agreements and $19,615,000 to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimate.

        The intangible assets and goodwill acquired have estimated useful lives and estimated 1999 amortization, as follows:

                                                                                    ESTIMATED                             1999
                                                                                      AMOUNT         USEFUL LIFE      AMORTIZATION
                                                                                  ---------------   ---------------  ---------------
Purchased existing technology..................................................   $  2,600,000         2 years       $      253,000
Workforce-in-place.............................................................        700,000         2 years               68,000
Executive covenants............................................................      1,300,000         2 years              126,000
Goodwill.......................................................................     19,615,000         2 years            1,907,000

        The value assigned to purchase-in-process research and development ("IPR&D") was determined by identifying research projects in areas for which technological feasibility had not been established. These include projects for the development of a next generation version of RTI's Roger Wilco product, a software developers' kit as well as other specialized technologies totaling $2,600,000. The value was determined by estimating the expected cash flows from the projects once commercially viable, applying a percentage of completion to the calculated value as defined below and then discounting the net cash flows back to their present value.

        NET CASH FLOWS. The net cash flows from the identified projects are based on our estimates of revenues, cost savings from those projects, estimated charges for use of assets by the projects and income taxes from those projects. These estimates are based on the assumptions mentioned below.

        The estimated revenues are based on management projections of each in-process project. Estimated total revenues from the IPR&D product areas are expected to peak in the second quarter of 2001 and decline to zero by the third quarter of 2002 as other new products are expected to become available. These projections are based on our estimates of market size and growth, expected trends in technology and the nature and expected timing of new project introductions by our competitors and us.

        Projected gross profits from RTI's technology products are in line with comparable industry margins. The estimated charges for use of assets are consistent with RTI's historical cost structure, which is in line with industry averages at approximately 5% of revenues.

        DISCOUNT RATE. Discounting the net cash flows back to their present value is based on the industry weighted average cost of capital ("WACC"). The industry WACC is approximately 31%. The discount rate used in discounting the net cash flows from IPR&D is 35%, a 400 basis point increase from the industry WACC. This discount rate is higher than the industry WACC due to inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances which could potentially impact the estimates described above.

        PERCENTAGE OF COMPLETION. The percentage of completion for each project was determined using costs incurred to date on each project as compared to the remaining research and development to be completed to bring each project technological feasibility. The percentage of completion varied by individual project ranging from 25% to 80%.

        If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods.

        Pro forma condensed results of operations for the combined company as if the transaction had consummated at the beginning of the earliest period presented and carried forward into 1999 are as follows:

                                     HEARME
              PROFORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1999           1998
                                                                                      -------------  -------------
        Revenues.................................................................     $     15,522   $      8,027
        Cost of revenues.........................................................            5,591          3,011
                                                                                      -------------  -------------
        Gross profit.............................................................            9,931          5,016
                                                                                      -------------  -------------
        Loss from operations.....................................................          (39,542)       (13,867)
             Net loss............................................................     $    (37,677)  $    (13,980)
                                                                                      =============  =============
        Net loss per common share:
           Basic.................................................................     $      (2.63)  $      (6.27)
                                                                                      =============  =============
           Diluted...............................................................     $      (2.63)  $      (6.27)
                                                                                      =============  =============
        Weighted average shares outstanding:
           Basic.................................................................           14,335          2,231
                                                                                      =============  =============
           Diluted...............................................................           14,335          2,231
                                                                                      =============  =============

        There were no transactions between the Company and RTI during the periods presented


4.      PROPERTY AND EQUIPMENT:

        Property and equipment, with useful lives ranging from 3-5 years, consists of the following (in thousands):

                                                                                            DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1999           1998
                                                                                     -------------  -------------
        Software................................................................     $        371   $        212
        Computer equipment......................................................            4,574          2,078
        Furniture and fixtures..................................................              291             86
        Leasehold improvements..................................................              257            109
        Construction in progress................................................            1,068             --
        Equipment under capital lease:
           Software and computer equipment......................................            1,602          1,602
                                                                                     -------------  -------------
                                                                                            8,163          4,087
        Less accumulated depreciation and amortization..........................           (3,663)        (2,209)
                                                                                     -------------  -------------
                                                                                     $      4,500   $      1,878
                                                                                     =============  =============

        The accumulated amortization on assets under capital lease was approximately $1,327,000 and $900,000 at December 31, 1999 and 1998,
respectively.

5.      COMMITMENTS AND CONTINGENCIES:

CONTINGENCIES:

        The Company has received notice of certain claims for potential patent infringement. The Company believes that these claims are without merit and intends to defend them vigorously. However, litigation is subject to inherent uncertainties and thus, there can be no assurance that these claims will be resolved favorably to the Company or that they will not have a material adverse affect on the Company's financial statements.

LEASE COMMITMENTS:

        The company leases its office facilities under terms of operating lease agreements expiring through 2005. During 1999, the company entered into a lease agreement for an additional location to expand into. The lease commenced on July 1999 and expires in February 2005. Future minimum lease payments under capital and operating leases at December 1999 are as follows (in thousands):

                                                                                     CAPITAL       OPERATING
                                                                                      LEASES         LEASES
                                                                                   -------------  -------------
        2000....................................................................   $        432   $      1,134
        2001....................................................................             10          1,142
        2002....................................................................              3            755
        2003....................................................................             --            738
        2004....................................................................             --            734
        2005....................................................................             --            118
                                                                                   -------------  -------------
           Total minimum lease payments.........................................            445   $      4,621
                                                                                                  =============
        Less amount representing interest.......................................           (104)
                                                                                   -------------
                                                                                            341

        Less current portion....................................................           (322)
                                                                                   -------------
                                                                                   $         19
                                                                                   =============

        Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $623,000, $498,000 and $500,000 respectively.

6.       NOTES PAYABLE:

        In conjunction with its acquisition of Catapult (Note 3), the Company assumed certain indebtedness of Catapult. Included in the indebtedness assumed were convertible, non-interest bearing promissory notes payable totaling $1,300,000 which were due in full in November 2001. Associated with these notes was unamortized debt discount, which was calculated using an interest rate of 8.25%. Warrants to purchase the Company's common stock were issued in conjunction with the convertible promissory notes at the time of the Catapult acquisition. In July 1997, these notes were converted into 981,481 shares of Series D preferred stock and warrants to purchase 490,741 shares of the Company's common stock. These warrants have an exercise price of $5.40 per share and have exercisability and expiration terms defined in Note 7--Warrants. The unamortized debt discount was recorded as a reduction to additional paid-in capital in connection with the conversion of the notes into the Series D preferred stock.

        The Company also assumed a convertible note payable from Catapult bearing interest at prime (7.75% at December 31, 1998) which is due with interest in November 2001. At December 31, 1998 and 1997, the Company had $1,864,000 outstanding under this note payable. The entire amount of unpaid principal and accrued interest may be converted, at the option of the note holder, into shares of the Company's common stock, upon (i) a sale of all or substantially all of the Company, through a merger, acquisition or other transaction, or (ii) upon an initial public offering of the Company's common stock. The number of shares of common stock this note can be converted into is calculated by dividing the amount of unpaid principal and interest by either (i) the IPO price per share, or (ii) the acquisition price per share. On June 11, 1999, the Company elected to pay off the note balance together with accrued interest therein, for a total of $2,265,000.

        In May 1997, the Company received convertible bridge loans totaling $1,600,000 from certain of its stockholders. The bridge loans carried interest at 6.23% per annum. In July 1997, the bridge loans and accrued interest of approximately $14,000 were converted into 647,405 shares of Series D preferred stock and warrants to purchase 323,702 shares of the Company's common stock. These warrants have an exercise price of $5.40 per share and have exercisability and expiration terms defined in Note 7--Warrants. In April 1999, these warrants were cancelled in connection with the Initial Public Offering.

        In July 1998, the Company entered into a revolving line of credit agreement for up to $1,500,000 or 80% of the Company's accounts receivable, a capital equipment purchase line agreement for up to $1,000,000 and a term loan agreement up to $1,500,000, all bearing interest rates of prime plus 2.0% (9.75% at December 31, 1998). Amounts borrowed under these agreements are collateralized by substantially all assets of the Company. In conjunction with this agreement, the Company issued a warrant to purchase 23,000 shares of the Company's Series D preferred stock at an exercise price of $5.40 per share. As the fair value of these warrants was determined to be immaterial at the date of issuance, no additional debt issuance costs were recorded.

        As of December 31, 1998, the Company has borrowed approximately $1,500,000 and $1,000,000 against the term loan agreement and the capital equipment purchase line agreement, respectively. Amounts drawn against the term loan and capital equipment purchase line were repaid in January 1999. As of December 31, 1998, the Company has not drawn down any of the available funds on the revolving line of credit. In May 1999, the Company fully repaid the capital equipment loan from proceeds of the Initial Public Offering. There are no outstanding loans and the various lines of credit have been canceled. In December 1999, the related warrants were exercised in a net transaction for 18,357 shares with total proceeds of approximately $99,000.

        Total notes payable outstanding are as follows (in thousands):

                                                                                           DECEMBER 31,
                                                                                     --------------------------
                                                                                        1999          1998
                                                                                     ------------  ------------
        Assumed note from Catapult..............................................     $        --   $     1,864
        Capital equipment purchase line.........................................              --           985
        Term loan...............................................................              --         1,441
        Directors' and officers' insurance note.................................             255            --
                                                                                     ------------  ------------
                                                                                             255         4,290
        Less current portion....................................................            (255)       (2,426)
                                                                                     ------------  ------------
        Total long term notes payable...........................................     $        --   $     1,864
                                                                                     ============  ============


7.      STOCKHOLDERS' EQUITY (DEFICIT):

CONVERTIBLE PREFERRED STOCK:

        In January 1999, the Company increased the authorized number of shares of preferred stock to 16,294,986 and issued 3,035,306 shares of Series E convertible preferred stock, with a par value of $.00005 per share, at a price of $6.60 per share. An additional 77,422 shares of Series E preferred stock were reserved for issuance upon exercise of warrants granted to the investment bankers at an exercise price of $6.60 per share. The fair value of these warrants of $104,000 was recorded as a reduction of additional paid-in capital. In April 1999, these warrants were exercised for total proceeds of approximately $511,000. Each share of Series E preferred stock converted at the time of the Initial Public Offering on a one-for-one basis.

        The Company currently has authorized a total of 5,000,000 shares of convertible preferred stock. The Company had previously authorized prior to the Initial Public Offering 16,294,986 shares. With the completion of the Initial Public Offering these authorized shares were cancelled as the issued and outstanding shares converted into common stock.

        The following is outstanding:

                                                                                                       ISSUED AND OUTSTANDING
                                                                                                            DECEMBER 31,
                                                                                                 -----------------------------------
                                                                                 DESIGNATED           1999               1998
                                                                              -----------------  ----------------   ----------------
        Series A...........................................................         2,800,000                 --         2,800,000
        Series B...........................................................         2,234,320                 --          2,190,842
        Series C...........................................................         2,323,969                 --          2,314,663
        Series C-1.........................................................         2,323,969                 --                 --
        Series D...........................................................         3,500,000                 --          3,111,110
        Series E...........................................................         3,112,728                 --                 --
        Undesignated.......................................................         5,000,000                 --                 --
                                                                                                                    ----------------
            Total convertible preferred stock..................................                               --         10,416,615
                                                                                                                    ================

        The rights, preferences and privileges of the preferred stockholders are as follows:

    DIVIDENDS:

        The holders of Series A, Series B, Series C, Series C-1, Series D and Series E preferred stock are entitled to receive dividends, out of any assets legally available prior and in preference to any declaration or payment of any dividend on the common stock at the rate of $.05, $.205, $1.03, $1.03, $0.54 and $0.66 per share per annum, respectively, when and if declared by the Board of Directors. Such dividends are not cumulative. After payment of the dividend preference, outstanding shares of Series A, Series B, Series C, Series C-1 and Series D preferred stock shall participate with shares of common stock as to any additional declaration or payment of any dividend. As of December 31, 1999, no dividends have been declared or paid.

    LIQUIDATION:

        Upon liquidation, dissolution, or winding up of the Company, the holders of preferred stock are entitled to receive on an equal basis in conjunction with holders of preferred Series D and in preference to holders of common and holders of Series A,B,C and C-1 an amount equal to $6.60 for each share of Series E and $5.40 for each share of Series D then held plus any declared but unpaid dividends. Holders of Series A,B,C and C-1 preferred stock shall then receive distributions based on their liquidation rates.

        After completion of the distribution to the preferred stockholders the remaining assets will be distributed to the holders of Series A Preferred Stock and common stock on a common equivalent of $2.50 per share. Thereafter, the holders of common stock will be entitled to receive all remaining assets.

        The holders of each share of Series E preferred stock shall have the right to that number of votes equal to the number of shares of common held on as converted basis.

    CONVERSION:

        Each share of Series A, Series B, Series C, Series C-1, Series D and Series E preferred stock was converted to one share of common stock upon the closing of the public offering.

    REDEMPTION:

        The preferred stock is not redeemable.

    VOTING RIGHTS:

        The holder of each share of Series A, Series B, Series C, Series C-1 and Series D preferred stock is entitled to one vote for each share of common stock into which such share of the preferred stock is convertible.

COMMON STOCK:

        In May 1999, the Company completed its initial public offering and issued 3,900,000 shares of its common stock to the public at a price of $18.00 per share. The Company received net proceeds of approximately $64.1 million in cash. As of the closing date of the offering, all of the preferred stock outstanding was converted into an aggregate of 13,529,343 shares of common stock. In June 1999, the Company issued an additional 585,000 shares of its common stock at a price of $18.00 per share for net proceeds of approximately $9.8 million, relating to the underwriters' thirty-day option to purchase these shares in connection with the initial public offering.

        Previously the Company had issued 2,397,000 shares of its common stock to the founders and key employees of the Company under restricted stock purchase agreements in exchange for notes receivable bearing interest at 5.2% to 6.8% per annum. In the period ending December 31, 1999, the Company issued 207,500 options for shares of its common stock to three key employees of the Company. All of the options were exercised immediately in exchange for cash and notes receivable bearing interest rate ranging from 4.64% to 4.99% per annum. In the same period ending December 31,1999, three of the notes receivable to key employees totaling $7,684 were paid in full. In the period ending December 31, 1998, the Company issued 852,378 options for shares of its common stock to seven key employees of the Company. All of the options were exercised immediately in exchange for cash and notes receivable bearing interest rates ranging from 5.93% to 6.02% per annum.

        Under the terms of the agreements, the Company has the option to repurchase all or any portion of the purchased shares in which the founders and key employees have not acquired a vested interest, should the individuals cease to be employed, at the holder's original purchase price. The Company's right to repurchase such shares generally lapses 25% on the first anniversary date of the purchase of the common stock and thereafter ratably over three years. At December 31, 1999, 13,479 shares of the founders common stock and 480,020 shares of the options exercised were subject to the Company's right of repurchase.

REDEEMABLE COMMON STOCK:

        Common Stock Put Rights were granted to Resounding's employees to enable them to sell their pro-rata portion of 200,000 shares of the Company's common stock at a price of $10.00 per share. Such Put Rights expire in October 2001.

WARRANTS:

        In conjunction with a capital lease agreement, the Company granted warrants to purchase up to 43,477 shares of its Series B preferred stock at an exercise price of $2.07 per share and expire September 30, 2002. The warrants are exercisable based on the amount of the lease line used. As the fair value of these warrants was determined to be immaterial at the date of issuance, no charge to rent expense was recorded. In November 1999, these warrants were exercised in a net transaction resulting in 39,374 shares of common stock issued at a value of approximately $81,000.

        In conjunction with the issuance of the Series D preferred stock, issued during July and August 1997, the Company issued warrants to the Series D investors to purchase 1,555,555 shares of common stock at a price of $5.40 per share (subject to adjustments under certain circumstances). This grant of 1,555,555 includes the 490,741 convertible promissory note grant and the 323,702 bridge loan conversion grant (see Note 6). No charge was recorded for the fair value of these warrants at the date of grant (of $529,000) as the warrants were costs of financing recorded against additional paid-in capital. These warrants were cancelled in connection with the Initial Public Offering.

        The Company entered into an agreement with a national Internet Service Provider (service provider) in 1995 to provide the equipment necessary for the Company's services. In connection with this agreement, the Company tentatively agreed to issue warrants to purchase 120,000 shares of common stock, although the warrant was not issued until an agreement as to its terms was finalized on February 12, 1999. The warrants entitle the holder to purchase 12,000 shares of common stock at $0.21 per share and 108,000 shares at $1.03 per share. These warrants are immediately exercisable and expire in February 2004. The fair value of these warrants, as determined using the Black-Scholes model, was calculated to be approximately $849,000 and expensed as cost of revenues in the first quarter of 1999.

        The Company issued a warrant to purchase up to 52,250 shares of common stock at a price of $60 per share (subject to adjustments under certain circumstances) in connection with the issuance of notes payable by Catapult prior to its acquisition by the Company (See Note 6). The warrant is exercisable, in whole or in part, at any time on or after November 18, 1996, based on certain conditions as defined and expires on December 31, 2000. The Company has reserved 52,250 shares of common stock for the exercise of this warrant. As the fair value of these warrants was determined to be immaterial at the date of issuance, no charge was recorded.

        On February 11, 1999, the Company entered into a Letter of Understanding with Yahoo! Inc., which outlines an arrangement to license to Yahoo! certain technology. As part of this arrangement, the Company issued Yahoo! a warrant to purchase 192,000 shares of common stock at an exercise price of $10.29 per share, which Yahoo! can exercise upon certain milestones. The final valuation of this warrant will not be established until all of the milestones have been met. As of December 31, 1999 none of the milestones have been met.

        The following table summarizes the outstanding warrants at December 31, 1999:


                                                                             NUMBER OF
       DATE OF GRANT                 ISSUED TO                 TYPE          WARRANTS      EXERCISE PRICE          EXPIRES
   ----------------------  ------------------------------- -------------- ---------------- ---------------- ----------------------
   November 1996           Promissory note-holder          Common             52,250         $60.00            November 2000
   (see above)             Internet service provider       Common             120,000      (see above)          (see above)
   February 1999           Yahoo! Inc.                     Common             192,000        $10.29            February 11, 2001

1995 STOCK OPTION/STOCK ISSUANCE PLAN:

        During 1995, the Company adopted the 1995 Stock Option/Stock Issuance Plan (the Plan). The Plan is divided into an Option Grant Program under which employees may be granted options to purchase common stock and a Stock Issuance Program under which employees may be issued shares of common stock directly, either through the immediate purchase of such shares or for services rendered to the Company. Options are granted at an exercise price determined by the board of directors and are fully exercisable on date of grant, subject to repurchase

(at the original price) by the Company. The repurchase right lapses for 25% of the shares upon completion of one year of service and the balance in successive equal monthly installments over three years. Options expire ten years after issuance. As of December 31, 1999 shares authorized under the plan were 3,453,000.

        As part of the Catapult acquisition, the Company exchanged options to purchase 122,403 shares of stock under the Plan for Catapult options outstanding prior to the acquisition. These options, which were fully vested upon consummation of the acquisition, are exercisable following termination of employment for a period up to four years after the Company's acquisition of Catapult or nine months after an initial public offering of the Company. A total of 3,657 shares (with exercise prices between $2.01 and $6.29) were canceled because they had not been exercised by January 29, 2000, nine months after the IPO date. Shares issuable upon exercise of 15,453 of the options were held as part of the escrow described under Note 3. The Catapult options held in escrow were reduced by 1,325 options and the remaining 14,128 options were released from escrow in 1998. The exercise price of the options was based on the exchange ratio in the acquisition and range from $1.01 to $6.29 per share.

1999 STOCK INCENTIVE PLAN:

        In February 1999, the Company's Board of Directors approved the 1999 Stock Incentive Plan. A total of 2,500,000 shares of common stock have been reserved for issuance under this plan, which is subject to annual increases. This plan provides for the grant of incentive stock options to employees and nonstatutory stock options and restricted stock to employees, directors and consultants. The terms of the option and restricted stock grants will be determined by the Board of Directors on the date of issuance.

1999 DIRECTORS' STOCK OPTION PLAN:

        In February 1999, the Company's Board of Directors approved the 1999 Directors' Stock Option Plan (the "Directors' Plan"). A total of 300,000 shares of common stock have been reserved for issuance under the Directors' Plan. The Directors' Plan provides for an initial grant of an option to purchase 30,000 shares of common stock to each person who becomes a non-employee director after the effective date of the Directors' Plan. These options vest and become exercisable 25% annually upon the first, second, third and fourth anniversaries of the date of grant. The Directors' Plan also calls for annual grants upon each annual meeting of options to purchase 7,500 common shares, which option becomes exercisable and vested in full upon the fourth anniversary of the date of grant. Options must be granted at the fair market value on the date of grant and have a term of the lesser of ten years or the term of the optionees' service as a director.

1999 EMPLOYEE STOCK PURCHASE PLAN:

        In February 1999, the Company's Board of Directors approved the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 750,000 shares of common stock have been reserved for issuance under the Purchase Plan, which is subject to annual increases. The Purchase Plan allows for eligible employees to purchase a limited number of shares of the Company's common stock at 85% of the fair market value during certain plan-defined dates.

OTHER STOCK OPTION GRANTS:

        In the year ended December 31, 1999 the Company made grants of non-statutory options to purchase 689,500 shares of stock. The terms of these grants are the same as those made under the 1995 Stock Option Plan.

        Activity under the Company's stock option plans, including options granted in connection with the above Catapult and Resounding acquisition, is as follows:

                                           OPTIONS                                                                  WEIGHTED
                                         AVAILABLE FOR       NUMBER OF                            AGGREGATE          AVERAGE
                                            GRANT             SHARES        EXERCISE PRICE         PRICE         EXERCISE PRICE
                                        ---------------   ---------------  -----------------  -----------------  ----------------
Balances, December 31, 1996...........         705,597           963,653   $     0.05-$6.29            821,000   $         0.85
   Options additionally reserved......         600,000
   Options granted....................        (837,750)          837,750   $           1.03            863,000   $         1.03
   Options canceled...................         144,525          (144,525)  $     0.21-$1.03            (93,000)  $         0.65
   Options exercised..................                           (53,400)  $     0.05-$1.03            (15,000)  $         0.28
                                        ---------------   ---------------                     -----------------
Balances, December 31, 1997...........         612,372         1,603,478   $     0.05-$6.29          1,576,000   $         0.98
   Options additionally reserved......       1,150,000
   Options granted....................      (1,586,750)        1,586,750   $     1.03-$2.50          1,992,000   $         1.26
   Options repurchased................           1,500                     $           1.03                      $         1.03
   Options canceled...................         152,166          (152,166)  $     0.05-$6.29           (134,000)  $        (0.88)
   Options exercised..................                        (1,252,165)  $     0.05-$1.13         (1,050,000)  $        (0.84)
                                        ---------------   ---------------                     -----------------
Balances, December 31, 1998...........         329,288         1,785,897   $     0.05-$6.29          2,384,000   $         1.33
   Options additionally reserved......       3,489,500
   Options granted (1)................      (3,297,299)        3,297,299   $    0.72-$29.50         45,270,000   $        13.73
   Options repurchased................          11,526                     $     0.21-$2.50                      $         6.35
   Options canceled...................         318,274          (318,274)  $    0.21-$20.88         (2,203,000)  $         6.92
   Options exercised..................                          (556,628)  $    0.05-$16.69         (1,697,000)  $         3.05
                                        ---------------   ---------------                     -----------------
Balances, December 31, 1999...........         851,289         4,208,294                      $     43,754,000
                                        ===============   ===============                     =================


        Note (1) - In connection with the acquisition of Resounding Technology, 152,308 options to purchase shares were issued below fair market value and are included in the number above. The weighted average exercise price for these options is $.72 with a weighted average fair market value of $13.25.

        At December 31, 1999, 1998 and 1997, options for 1,218,275 shares, 589,599 shares and 12,501 shares remain subject to the Company's right of repurchase, respectively.

        The options outstanding and currently exercisable by exercise price at December 31, 1999 are as follows:

                                          OPTIONS OUTSTANDING                              OPTIONS CURRENTLY VESTED
                         -----------------------------------------------------------------------------------------------------
                                           WEIGHTED AVERAGE
                              NUMBER           REMAINING       WEIGHTED AVERAGE                            WEIGHTED AVERAGE
    EXERCISE PRICE         OUTSTANDING     CONTRACTUAL LIFE     EXERCISE PRICE        NUMBER VESTED          EXERCISE PRICE
------------------------ ----------------- ------------------ ------------------ ----------------------  ---------------------
$           0.00-$2.95          1,453,924          8.1 years  $            1.16              1,356,986   $               1.19
$           2.96-$5.90            170,000          9.1 years  $            5.38                170,000   $               6.29
$           5.91-$8.85             43,463           .9 years  $            6.29                 43,463   $               6.29
$          8.86-$11.80            508,999          9.2 years  $            9.35                508,999   $               9.35
$         11.81-$14.75            666,750          9.5 years  $           13.25                 13,688   $              12.80
$         14.76-$17.70            404,658          9.5 years  $           16.90                 22,109   $              16.75
$         17.71-$20.65            655,000          9.4 years  $           19.76                 99,157   $              19.52
$         20.66-$23.60            115,500          9.5 years  $           20.88                  2,447   $              20.88
$          23.61-29.50            190,000          9.3 years  $           26.84                          $               0.00
                         -----------------                                       ----------------------
$          0.00-$29.50          4,208,294          8.9 years  $           10.40              2,216,849   $               4.55
                         =================                                       ======================

        Options to purchase approximately 2,216,849, 1,785,897 and 580,541 shares were vested at December 31, 1999, 1998 and 1997, respectively. The weighted average exercise price per share for options vested at December 31, 1999 was $4.55. Through December 31, 1999 the Company recorded compensation expense related to certain stock options issued with exercise prices below the fair market value of the related common stock. The company recorded compensation expense in the approximate amount of $3,816,000, $2,601,000 and $1,676,000 in 1999, 1998 and 1997, respectively. Approximately $9,027,000 remains to be amortized over the remaining vesting periods of the options.

PRO FORMA STOCK-BASED COMPENSATION:

        The Company accounts for employee stock options under APB Opinion No.
25. Had the Company determined compensation expense under SFAS No. 123, the effect on the Company's net earnings would have been insignificant for the years-ended 1997 and 1998. For the year-end December 31, 1999, 1998 and 1997, the results would have been as follows (in thousands, except per shares amounts):

                                                        1999             1998              1997
                                                   -------------    --------------    -------------
             Net income (loss):
                As reported..................      $    (25,081)    $     (11,951)    $  (13,654)
                Pro forma....................      $    (28,195)               --             --

             Net income (loss) per share - basic
                As reported..................      $      (1.60)    $       (7.81)    $     (5.39)
                Pro forma....................      $      (1.80)               --              --

             Net income (loss) per share - diluted
                As reported..................      $      (1.60)    $       (7.81)    $      (5.39)
                Pro forma....................      $      (1.80)             --               --


        These pro forma results are not necessarily indicative of results which may be expected in the future as additional grants are made each year and options vest over several years. Prior to the company's initial public offering, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes model. The weighted average fair value of the options granted or modified for the years ended December 31, 1999, 1998 and 1997 was $13.73, $0.22 and $0.40 respectively.

        The following weighted average assumptions were used in the above calculations:

                                                                   1999               1998               1997
                                                              ----------------   ----------------  -----------------
       Risk free interest rate.............................             5.47%              5.13%              6.05%
       Expected life.......................................          3 years            4 years            4 years
       Volatility..........................................             60.0%                --                 --
       Dividend yield......................................               --                 --                 --


8.      NET LOSS PER SHARE:

        In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted loss per share is provided as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------------------------
                                                                    1999                   1998                    1997
                                                            ---------------------   --------------------   ---------------------
       Numerator--Basic and Diluted:
          Net loss.....................................     $        (25,081,000)   $       (11,951,000)   $        (13,654,000)
       Denominator--Basic and Diluted:
          Weighted average common shares outstanding...               15,673,000              2,217,000               1,749,000
       Basic and Diluted loss per share................     $              (1.60)   $             (5.39)   $              (7.81)

        Options and warrants to purchase common and preferred shares, unvested common shares subject to repurchase by the Company and preferred securities are not included in the diluted loss per share calculations as their effect is antidilutive for all periods presented. These dilutive securities at December 31, 1999 included weighted average common stock equivalents relating to preferred stock and options and warrants to purchase common and preferred shares (as calculated using the treasury method), as follows:

                                                                    1999                   1998                    1997
                                                            ---------------------  ----------------------  ----------------------
       Preferred stock..................................                      --              10,416,615               8,662,706
       Unvested common shares...........................               1,218,275                 185,354                 794,594
       Options..........................................               2,565,113               1,993,582               1,118,773
       Warrants.........................................                 233,523                 543,436                 216,088


9.      EMPLOYEE BENEFIT PLAN:

        The Company created a 401(k) Plan (the Plan) to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the Plan up to 20% of their compensation, not to exceed the annual 402(g) limitation for any plan year. The Company's matching contribution is discretionary as determined by the Board of Directors. During 1999, 1998 and 1997, the Company did not contribute to the Plan.

10.     INCOME TAXES:

        At December 31, 1999 and 1998, the Company had federal and state net operating loss carryforwards of approximately $68,729,000 and $45,232,000, respectively, available to offset future regular and alternative minimum taxable income. The Company's net operating loss carryforwards expire on various dates after the year 2000, if not utilized. At December 31, 1999, the Company had research credit carryforwards of approximately $866,000 and $517,000 for federal and state income tax purposes, respectively. The federal credit, if not utilized, will expire on various dates after the year 2000. Due to changes in the Company's ownership in 1995 and 1997, future utilization of a portion of the net operating loss carryforwards will be subject to certain limitations of annual utilization as deferred by the Tax Reform Act of 1986.

        The components of the net deferred tax assets comprised (in thousands):

                                                                         DECEMBER 31,
                                                              -----------------------------------
                                                                   1999               1998
                                                              ----------------   ----------------
        Net operating loss carryforwards...................   $        26,258    $        17,588
        Tax credit carryforwards...........................             1,464                988
        Accruals and reserves..............................               850                528
        PP&E...............................................             4,645              5,097
        Deferred tax liability from RTI acquisition........            (1,661)                --
                                                              ----------------   ----------------
                                                                       31,556             24,201
        Less valuation allowance...........................           (31,556)           (24,201)
                                                              ----------------   ----------------
        Net deferred tax liability.........................   $           --     $            --
                                                              ================   ================

        Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax assets. The valuation allowance recorded for the period ended December 31, 1999 increased by $9,016,005. Deferred tax assets and the related valuation allowance include approximately $399,000 related to certain U.S. operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

        The difference between the statutory rate of approximately 34% and the Company's effective tax rate is due primarily to the valuation allowance established to offset the deferred tax assets. The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for the year summarized below:

                                                                         1999               1998               1997
                                                                   -----------------   ----------------   ----------------
        Provision computed at federal statutory rate...............             (34)%              (34)%              (34)%
        State taxes................................................              (6)                (6)                (6)
        Tax credit carryforwards...................................              (2)                (2)                (2)
        Change in valuation allowance..............................              35                 36                 36
        Fed permanent differences..................................              10                  1                  1
        Other......................................................              (3)                 5                  5
                                                                   -----------------   ----------------   ----------------
        Provision for income taxes.................................               0%                 0%                 0%
                                                                   =================   ================   ================


11.     RELATED PARTY TRANSACTIONS:

        One of the Company's major customers is also an investor and has a seat on the Board of Directors. The Company had revenue transactions in the normal course of business with this customer totaling $2,110,800, $1,901,000 and $515,000 in the years ending December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, the Company has an accounts receivable balance of approximately $987,000 outstanding from this customer.

12.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------------------------
                                                                                1999                1998                1997
                                                                          ------------------  -----------------   -----------------
Cash paid for interest.................................................   $          213000   $        222,000    $        115,000
Exercise of common stock options for notes receivable..................           1,204,000            937,000                 --
Conversion of Series C preferred stock to Series D preferred stock.....                 --                 --              500,000
Exchange of notes payable for Series D preferred stock.................                 --                 --            1,300,000
Conversion of bridge loans and accumulated interest into Series D
 preferred stock.......................................................                 --                 --            1,614,000
Non-cash payment for common stock warrants.............................                 --                 --                1,000
Buyout of Catapult leases with deposit funds...........................                 --                 --               74,000
Non cash financing cost in conjunction with financing arrangement for
 Warrant of 23,000 shares of Series D preferred stock..................                 --              64,000                 --
Warrant expenses related to 120,000 shares of common stock for
 services..............................................................             849,000                --                  --
Compensation accrued for options granted...............................             215,000            215,000           1,606,000
Compensation recorded for options exercised............................           2,380,000          2,380,000              63,000


13.     SEGMENTS:

        As discussed in Note 2, the Company has two reportable segments: Live Communities and Technology Products. Live Communities provides a live entertainment and game community on the Internet. Technology Products leverages the technology expertise developed in creating Live Communities by providing licensed technology, developmental and supporting services to companies seeking to create online communities.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income tax and including nonrecurring gains and losses.

        The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business has different strategies. The following table provides financial information by segment (in thousands):

                                                1999                            1998                            1997
                                     ----------------------------    ----------------------------   -----------------------------
                                                      PERCENT                         PERCENT                          PERCENT
                                                      OF TOTAL          DOLLAR        OF TOTAL         DOLLAR          OF TOTAL
                                     DOLLAR VALUE     REVENUE           VALUE         REVENUE          VALUE           REVENUE
                                     -------------  -------------    -------------  -------------   -------------   -------------
Net revenues:
   Live Communities................. $      8,422             54%    $      3,022             38%   $        686              25%
   Technology Products..............        7,100             46%           5,005             62%          2,041              75%
                                     -------------  -------------    -------------  -------------   -------------   -------------
     Total...........................$     15,522            100%    $      8,027            100%   $      2,727             100%
                                     =============  =============    =============  =============   =============   =============
Cost of net revenues:
   Live Communities..................$      4,473             29%    $      2,221             28%   $      1,808              66%
   Technology Products...............       1,118              7%             790             10%            620              23%
                                     -------------  -------------    -------------                  -------------   -------------
     Total...........................$      5,591                    $      3,011                   $      2,428
                                     =============  =============    =============                  =============
Gross profit (loss):
   Live Communities..................$      3,949             25%    $        801             10%   $     (1,122)            (41)%
   Technology Products...............       5,982             39%           4,215             52%          1,421              52%
                                     -------------  -------------    -------------                  -------------   -------------
     Total...........................$      9,931                    $      5,016                   $        299
                                     =============  =============    =============                  =============
Operating expenses:
   Live Communities..................$     19,006                    $      9,740                   $      8,106
   Technology Products...............      11,030                           4,513                          4,077
                                     -------------                   -------------
     Total...........................$     30,036                    $     14,253                   $     12,183
                                     =============                   =============                  =============
Operating loss:
   Live Communities..................$    (15,057)                   $     (8,939)                  $     (9,228)
   Technology Products...............      (5,048)                           (298)                        (2,656)
                                     -------------                   -------------                  -------------
     Total...........................$    (20,105)                   $     (9,237)                  $    (11,884)
                                     =============                   =============                  =============

        The Company does not track assets at all or operating expenses in any more detail than presented above for the chief operating decision maker to make operating decisions. Accordingly such information has not been presented.

        In 1999, 1998 and 1997, the operating expenses and operating loss do not agree to the amounts on the statements of operations as the stock compensation was not classified within either operating segment. Additionally for 1999, amortization of goodwill and intangible assets and in process research and development were not classified in either operating segment.

14.     SUBSEQUENT EVENTS:

        On March 13, 2000, the Company announced that it signed a definitive agreement to acquire AudioTalk Networks, a privately-held leading provider of Internet voice and IP telephony technologies to Web businesses. Terms of the agreement provide for the exchange of AudioTalk's outstanding shares for a combination of mostly stock and some cash estimated at approximately $125 million based upon the market value of the Company's stock for the ten trading days ending four trading days prior to the close of the transaction. The transaction will be accounted for as a purchase and is expected to close during the second quarter of 2000. Management believes that approximately $115 million of the acquisition cost represents intangible assets, consisting of goodwill, existing technology, contracts in process and costs relating to AudioTalk's workforce. These assets are expected to be completely amortized within three years of the close of the transaction.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 1999, 1998 and 1997: (in thousands)

                                               ADDITIONS
                                           -----------------
                        BALANCE AT THE         CHARGED TO                                                    BALANCE AT
  ALLOWANCE FOR          BEGINNING OF          COSTS AND            CHARGED TO                               THE END OF
DOUBTFUL ACCOUNTS          THE YEAR             EXPENSES          OTHER ACCOUNTS        DEDUCTIONS            THE YEAR
-------------------    -----------------    -----------------    -----------------    ----------------     ----------------
1999                          20                  398                  --                     3                  415
1998                           8                   12                  --                    --                   20
1997                          --                    8                  --                    --                    8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item with respect to the Company's executive officers is incorporated herein by reference from the information contained in Item 1 of Part I of this Report under the caption " Executive Officers of the Registrant." The information required by this Item with respect to the Company's directors is incorporated herein by reference from the information provided under the heading "Proposal No. 1 - Election of Directors" of the Company's Proxy Statement for its 2000 Annual Meeting. The information required by Item 405 of Regulation S-K is incorporated herein by reference from the information provided under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for its 2000 Annual Meeting.

        Gregory O'Brien resigned as a Director of the Company on February 10, 2000. Mr. O'Brien had served as a Director of the Company since January 1999. Mr. O'Brien has been Chief Administrative Officer at CSK Global Business Offices since May 1998 and has held various other positions at CSK or its affiliates since September 1990. CSK is a computer software and services company. Mr. O'Brien has a B.B.A. and an M.B.A. from Pace University.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference from the information provided under the heading "Executive Compensation and Other Matters" of the Company's Proxy Statement for its 2000 Annual Meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference from the information provided under the heading "Information Regarding Beneficial Ownership of Principal Stockholders and Management" of the Company's Proxy Statement for its 2000 Annual Meeting.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this Item is incorporated herein by reference from the information provided under the heading
"Certain Relationships" of the Company's Proxy Statement for its 2000 Annual Meeting.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

       (1) Consolidated Financial Statements: (see index on page 33 of this report)


                     --Independent Auditors' Report
                     --Consolidated Balance Sheets
                     --Consolidated Statements of Operations
                     --Consolidated Statements of Stockholders' Equity --Consolidated Statements of Cash Flows
                     --Notes to the Consolidated Financial Statements

        (2) Consolidated Financial Statement Schedule The following financial statement schedule of the Registrant for fiscal years 1999, 1998 and 1997 (inception) through December 31, 1997, is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant.

        Schedule II - Valuation and qualifying accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

        (3)  Exhibits


NUMBER                                                 DESCRIPTION
------                                                 -----------
2.1         Agreement and Plan of Merger dated as of September 27, 1999 among the Company, ITR Acquisition Corp. and Resounding
            Technology, Inc. (1)
3.2         Form of Amended and Restated Certificate of Incorporation. (2)
3.4         Amended and Restated Bylaws. (2)
4.1         Specimen Stock Certificate. (2)
4.2         Fourth Amended and Restated Investors' Rights Agreement dated January 15, 1999.(2)
4.3         Form of Common Stock Purchase Warrant, issued in connection with the Series D Preferred Stock financing.(2)
4.4         Warrant to Purchase Shares of Capital Stock dated November 18, 1996, issued by Mpath in favor of Intel Corporation.(2)
4.5         Common Stock Purchase Warrant dated February 12, 1999, issued by the Company in favor of PSINet, Inc.(2)
4.6         Common Stock Purchase Warrant dated February 12, 1999, issued by the Company in favor of PSINet, Inc.(2)
4.7         Common Stock Purchase Warrant dated February 11, 1999, issued by the Company in favor of Yahoo! Inc. +(2)
4.8         Preferred Stock Purchase Warrant dated September 29, 1995, issued by the Company in favor of Lighthouse Capital
            Partners, LP.(2)
4.9         Warrant to Purchase Stock dated July 29, 1998, issued by the Company in favor of Greyrock Business Credit.(2)
4.10        Series E Preferred Stock Purchase Warrant dated January 15, 1999, issued by the Company in favor of NationsBanc
            Montgomery Securities LLC.(2)
4.11        Convertible Senior Subordinated Promissory Note dated November 18, 1996, issued by the Company to Viacom International,
            Inc.(2)
4.12        Secured Promissory Notes dated July 29, 1998 and December 24, 1998 issued by the Company to Greyrock Business Credit.(2)
10.1        Form of Indemnification Agreement between the Company and each of its officers and directors.(2)
10.2        1995 Stock Option/Stock Issuance Plan. (2)
10.3        1999 Stock Incentive Plan.
10.4        1999 Employee Stock Purchase Plan.
10.5        1999 Directors' Stock Option Plan.(2)
10.9        Application Development Agreement dated November 9, 1998 between the Company and Intel Corporation. + (2)
10.10       Technology License Agreement dated April 15, 1996 between the Company and SegaSoft Networks, Inc. + (2)



10.11       Amendment #1 to Technology License Agreement dated November 27, 1996 between the Company and SegaSoft Networks, Inc. +
            (2)
10.12       Amendment #2 to TechnologyLicense Agreement dated March 28, 1998 between the Company and SegaSoft Networks, Inc. + (2)
10.13       Amendment #3 to Technology License Agreement dated October 27, 1998 between the Company and SegaSoft Networks, Inc. +(2)
10.15       Loan and Security Agreement dated July 29, 1998 between the Company and Greyrock Business Credit, including the
            Related Schedule to Loan and Security Agreement dated July 29, 1998, related Amendment to Loan Documents dated July 31,
            1998, the related Patent and Trademark Security Agreement dated July 29, 1998, the related Supplement One to Patent and
            Trademark Security Agreement  dated December 1, 1998 and the related Security Agreement in Copyrighted Works dated July
            29, 1998.(2)
10.16       Industrial Lease dated December 1996 between the Company and The Prudential Insurance Company of America and the related nondisturbance and Attornment Agreement dated February 25, 1998.(2)
10.17       Industrial Lease dated July 30, 1999 between the Company and Martin CBP Associates., LP.(3)
23.1        Consent of Independent Accountants.
24.1        Power of Attorney. See Page 60
27.1        Financial Data Schedule.

---------
  + Confidential treatment requested as to certain portions of this Exhibit.

 (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company's Form 8-K dated October 20, 1999, as filed with the Commission on November 16, 1999.

 (2) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333- 72437) filed with the Commission on February 16, 1999, as amended.

 (3)       To be filed by amendment.

 (b)       Reports on Form 8-K.

           On October 22, 1999, the Company filed a report on Form 8-K, pursuant to Items 2 and 7 of such Form, regarding (a) its acquisition of Resounding Technology, Inc.; (b) its doing business under the name HearMe; and (c) its filing of a patent infringement lawsuit against Lipstream Networks, Inc.

        On November 5, 1999, the Company filed a report on Form 8-K, pursuant to Items 2 and 7 of such Form, regarding its acquisition of Resounding Technology, Inc.

        On November 7, 1999, the Company filed an amended report on Form 8-K, pursuant to Item and 7 of such Form, relating to its acquisition of Resounding Technology, Inc.

        On December 22, 1999, the Company filed an amended report on Form 8-K, pursuant to Items 2 and 7 of such Form, which included the supplementary consolidated financial statements of with respect to the acquisition of Resounding Technology, Inc.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HEARME

                                             By:  /s/ LINDA PALMOR
                                                 -------------------------------
                                                          Linda Palmor
                                                     CHIEF FINANCIAL OFFICER

Date:  March 29, 2000


                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul Matteucci and Linda Palmor, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                SIGNATURE                                            TITLE                                        DATE
                ---------                                            -----                                        ----
            /s/ PAUL MATTEUCCI                 Director and Chief Executive Officer                         March 29, 2000
-------------------------------------------    (Principal Executive Officer)
              PAUL MATTEUCCI


             /s/ LINDA PALMOR                  Chief Financial Officer                                      March 29, 2000
-------------------------------------------    (Principal Financial and Accounting Officer)
               LINDA PALMOR

            /s/ BRIAN A. APGAR                 Director                                                     March 29, 2000
-------------------------------------------
              BRIAN A. APGAR

            /s/ JAMES W. BREYER                Director                                                     March 29, 2000
-------------------------------------------
             JAMES W. BREYER

            /s/ DAVID A. BROWN                 Director                                                     March 29, 2000
-------------------------------------------
              DAVID A. BROWN

            /s/ DOUGLAS G. CARLSTON            Director                                                     March 29, 2000
-------------------------------------------
           DOUGLAS G. CARLSTON

            /s/ WILLIAM MCCALL                 Director                                                     March 29, 2000
-------------------------------------------
              WILLIAM MCCALL

            /s/ RUTHANN QUINDLEN               Director                                                     March 29, 2000
-------------------------------------------
             RUTHANN QUINDLEN

                                INDEX TO EXHIBITS

       EXHIBIT NUMBER                               DESCRIPTION
------------------------------    ----------------------------------------------
            10.3                  1999 Stock Incentive Plan
            10.4                  1999 Employee Stock Purchase Plan
            23.1                  Consent of Independent Accountants
            27.1                  Financial Data Schedule