Form 10-Q
period 2000-03-31
HEARME
filed 2000-05-12
CIK 1078693

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                            -------------------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                                         TO
                         ---------------    ---------------

                        COMMISSION FILE NUMBER: 000-25399
                            ------------------------
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

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of outstanding shares of the registrant's Common Stock, $0.00005 par value, was 26,884,014 as of May 9, 2000

                -----------------------------------------------
                -----------------------------------------------

                                     HEARME

                                      INDEX

                                                                           PAGE

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

        Consolidated Balance Sheets - March 31, 2000 (unaudited)
             and December 31, 1999........................................... 3
         Unaudited Consolidated Statements of Operations - Three Months
             Ended March 31, 2000 and 1999................................... 4
         Unaudited Condensed Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2000 and 1999...................... 5
         Notes to Consolidated Financial Statements.......................... 6
Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 9
Item 3. Qualitative and Quantitative Disclosure about Market Risk............17

PART II: OTHER INFORMATION
Item 1. Legal Proceedings....................................................17
Item 2. Changes in Securities and Use of Proceeds............................17
Item 3. Defaults Upon Senior Securities......................................18
Item 4. Submission of Matters to a Vote of Security Holders..................18
Item 5. Other Information....................................................18
Item 6. Exhibits and Reports on Form 8-K.....................................18
        Signatures...........................................................19

                                     HEARME

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                            MARCH 31,       DECEMBER 31,
                                                                                              2000          1999
                                                                                              ----          ----
                                                                                          (UNAUDITED)
                                          ASSETS
Current assets:
     Cash and cash equivalents..........................................................     $ 2,420        $  2,568
         Short-term investments.........................................................      57,629          66,756
     Accounts receivable, net of allowance for doubtful accounts of $412 and
        $415, respectively..............................................................       5,782           5,767
     Interest and other receivable......................................................         955             946
     Prepaid expenses and other current assets..........................................       4,508           1,697
                                                                                          -------------  ---------------
          Total current assets..........................................................      71,294          77,734
Restricted cash.........................................................................         170             170
Property and equipment, net.............................................................       5,206           4,500
Intangible assets.......................................................................       3,578           4,153
Goodwill   .............................................................................      15,256          17,708
Other assets............................................................................         482             291
                                                                                          -------------  ---------------
          Total assets..................................................................    $ 95,986       $ 104,556
                                                                                          =============  ===============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...................................................................    $  1,752         $   557
     Accrued payroll and related expenses...............................................       3,220           2,829
     Accrued expenses...................................................................       2,729           2,637
     Current portion of capital lease obligations.......................................         206             322
     Deferred revenue...................................................................         571             396
     Notes payable......................................................................         178             255
     Deferred rent......................................................................         134             112
                                                                                          -------------  ---------------
          Total current liabilities.....................................................       8,790           7,108
Deferred tax liability..................................................................       1,431           1,661
Capital lease obligations, net of current portion.......................................           7              19
                                                                                          ------------- ----------------
          Total liabilities.............................................................      10,228           8,788
                                                                                          -------------  ---------------
Redeemable common stock.................................................................       2,000           2,000
Stockholders' equity:
     Common stock warrants..............................................................           2               2
     Common stock.......................................................................           1               1
     Additional paid-in capital.........................................................     183,459         182,589
     Unrealized gain....................................................................         630             614
     Deferred stock based compensation..................................................      (8,492)         (9,027)
     Notes receivable from stockholders.................................................      (2,313)         (2,325)
     Accumulated deficit................................................................     (89,529)        (78,086)
                                                                                          -------------  ---------------
          Total stockholders' equity....................................................      83,758          93,768
                                                                                          -------------  ---------------
          Total liabilities and stockholders' equity ...................................   $  95,986       $ 104,556
                                                                                          =============  ===============


        The accompanying notes are an integral part of these consolidated financial statements

                                     HEARME

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                             -------------------
                                                                                                  MARCH 31,
                                                                                                  ---------
                                                                                            2000             1999
                                                                                            ----             ----
Net revenues:
     Live Communities................................................................      $  2,949         $ 1,120
     HearMe Technology Products......................................................         2,911           1,008
                                                                                       ----------------  --------------
          Total revenues.............................................................         5,860           2,128

Cost of net revenues:
     Live Communities................................................................         1,702             810
       Live Communities - warrant expense............................................             -             849
     Technology Products.............................................................           224             231
                                                                                       ----------------  --------------
          Total cost of revenues.....................................................         1,926           1,890
                                                                                       ----------------  --------------
               Gross profit .........................................................         3,934             238
                                                                                       ----------------  --------------
Operating expenses:
     Research and development........................................................         2,784           1,543
     Sales and marketing.............................................................         6,900           2,331
     General and administrative......................................................         2,886           1,438
     Amortization of intangibles and goodwill........................................         2,797               -
     Stock based compensation........................................................           886             936
                                                                                       ----------------  --------------
               Total operating expenses..............................................        16,253           6,248
                                                                                       ----------------  --------------
                    Loss from operations.............................................       (12,319)         (6,010)
     Interest and other income, net..................................................           875              34
                                                                                       ----------------  --------------
               Loss before provision for income taxes................................       (11,444)         (5,976)
Provision for income taxes...........................................................             -              -
                                                                                       ----------------  --------------
                    Net loss.........................................................     $ (11,444)       $ (5,976)
                                                                                       ================  ==============
Net loss per common share:
     Basic and diluted...............................................................     $    (.50)       $  (1.89)
                                                                                       ================  ==============
     Pro forma.......................................................................     $    (.50)       $   (.38)
                                                                                       ================  ==============
Weighted average shares outstanding:
     Basic and diluted...............................................................        23,109           3,169
     Pro forma.......................................................................        23,109          15,731
                                                                                       ================  ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                                     HEARME

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                        ---------
                                                                                                 2000           1999
                                                                                                 ----           ----

Cash used in operating activities...........................................................   $ (8,255)     $ (2,761)

Cash flows from investing activities:
     Acquisition of property and equipment..................................................     (1,200)         (850)
                                                                                             -------------- -------------
                  Net cash used in investing activities.....................................     (1,200)         (850)
                                                                                             -------------- -------------
Cash flows from financing activities:
     Payments of notes payable..............................................................        (77)       (1,563)
     Payments under capital lease obligations...............................................       (128)         (114)
     Proceeds from exercise of common stock options, net of repurchase......................        380           142
     Proceeds from issuance of Series E preferred stock, net................................           -       18,802
                                                                                             -------------- -------------
                  Net cash provided by financing activities.................................        175        17,267
                                                                                             -------------- -------------
                  Net increase (decrease) in cash and cash equivalents......................
                                                                                                 (9,280)       13,656
                                                                                             -------------- -------------
Cash and cash equivalents, beginning of period..............................................     69,329         1,114
                                                                                             -------------- -------------
Cash and cash equivalents, end of period....................................................   $ 60,049      $ 14,770
                                                                                             ============== =============



        The accompanying notes are an integral part of these consolidated financial statements.

                                     HEARME
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at March 31, 2000 and 1999 have been included.

The condensed consolidated financial statements include those of the company and its wholly-owned subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

Results for the three months ended March 31, 2000 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Form 10-K dated March 30, 2000 as filed with the Securities and Exchange Commission.

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

PRO FORMA NET LOSS PER SHARE

Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Series A, Series B, Series C, Series D and Series E preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred on January 1, 1999 for Series A, B, C and D and on January 19, 1999 for Series
E. Pro forma common equivalent shares, comprised of unvested common stock, and incremental common shares issuable upon the exercise of stock options and warrants, are not included in pro forma diluted net loss per share because they would be anti-dilutive.

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

REVENUE RECOGNITION IN FINANCIAL STATEMENTS

In December 1999, the Securities and Exchange Commission Staff issued Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No 101), which pertains to guidance on the recognition presentation and disclosure on revenue in financial statements. The Company is currently evaluating the impact of SAB 101.

2. SEGMENT INFORMATION

Operating losses for the Company's two segments, the Live Communities segment and the HearMe Technology Products segment, were as follows:

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                 2000               1999
                                                 ----               ----
Live Communities                               ($6,966)            ($3,790)
HearMe Technology Products                      (1,670)             (1,283)
                                               --------             -------
Total Operating Loss                           ($8,636)            ($5,073)
                                               ========            ========

3. ACQUISITION:

RESOUNDING ACQUISITION:

       On October 20, 1999, the Company completed its acquisition of Resounding Technology, Inc ("RTI"), a Delaware corporation. This acquisition was accomplished by the statutory merger (the "Merger") of RTI Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, with and into Resounding. The acquisition is being accounted for under the purchase method of accounting.

       The Merger was accomplished pursuant to an Agreement and Plan of Merger dated as of September 27, 1999, among the Company, Resounding and RTI Acquisition Corp. and a related Certificate of Merger, following approval by the stockholders of Resounding and satisfaction of other closing conditions. The acquisition was paid through the issuance of 1,585,488 shares of the Company common stock, the assumption of 153,048 stock options and payment in cash to certain of Resounding's stockholders in the amount of $175,000. The portion of the consideration in the form of the Company stock was distributed using an exchange ratio of .331 for each share or option of Resounding. Of the 1,585,488 shares of common stock, 317,098 shares are held by an escrow agent to serve as security for the indemnity provided by certain shareholders of Resounding. The Company accounted for this acquisition in the fourth quarter of fiscal 1999.

       The purchase price of approximately $23,485,000 includes $22,601,000 of stock, issued at fair value (fair value being determined as the average price of the HearMe stock for a period three days before and after the announcement of the merger) less a discount of $1,479,000 due to the restricted nature of the stock, $1,908,000 in RTI stock option costs (being determined under the Black Scholes formula), $175,000 in cash and $280,000 in estimated expenses of the transaction. The purchase price was allocated as follows: $260,000 to the estimated fair value of RTI net tangible assets purchases (as of September 27, 1999), $2,600,000 to purchased existing technology, ($1,840,000) to establish deferred tax liabilities associated with certain intangibles acquired, $850,000 to purchased in-processed research and development, $700,000 to workforce-in-place, $1,300,000 to non-compete agreements and $19,615,000 to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimate. The intangible assets and goodwill acquired have estimated useful lives of 2 years.

       Pro forma condensed results of operations for the combined company as if the transaction had consummated at the beginning of the earliest period presented and carried forward into 2000 are as follows:

                                     HEARME
              PROFORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              QUARTER ENDED
                                                                                                MARCH 31,
                                                                                         ------------------------
                                                                                              2000         1999
                                                                                         -----------  -----------
                                                                                          (Actual)    (Pro forma)
                                                                                         -----------  -----------

       Revenues......................................................................    $    5,860   $    2,128
       Cost of revenues..............................................................         1,926        1,890
                                                                                         -----------  -----------
       Gross profit..................................................................         3,934          238
                                                                                         -----------  -----------
         Loss from operations..........................................................     (12,319)     (12,005)
            Net loss.................................................................    $  (11,444)  $  (11,971)
                                                                                         ===========  ===========
         Net loss per common share:

          Basic......................................................................    $     (.50)  $    (3.48)
                                                                                         ===========  ===========
          Diluted....................................................................    $     (.50)  $     (.75)
                                                                                         ===========  ===========
       Weighted average shares outstanding:

          Basic......................................................................        23,109        3,439
                                                                                         ===========  ===========
          Diluted....................................................................        23,109       16,001
                                                                                         ===========  ===========

There were no transactions between the Company and RTI during the periods presented.

4. SUBSEQUENT EVENTS

         On April 3, 2000, the Company completed its acquisition of AudioTalk Networks, a California corporation. The Merger Agreement provided for the merger of a newly formed wholly owned subsidiary of HearMe with and into AudioTalk. AudioTalk became a wholly owned subsidiary of HearMe. The merger is being accounted for under the purchase method of accounting. The merger was consummated on April 3, 2000.

         The purchase price of approximately $116.7 million comprised approximately $100.5 million of common stock, $10.0 million in cash, $5.7 million in options to purchase common stock issued to AudioTalk employees, and $500,000 in estimated expenses. The purchase price was allocated as follows:
$5.0 million to the estimated fair value of AudioTalk net tangible assets, $580,000 to purchased technology, $550,000 to purchased in-process research and development, $900,000 to existing sales contracts, $1,250,000 to workforce-in-place and $109.5 million to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimates. The portion of the consideration in the form of HearMe stock was distributed using an exchange ration of 3.42 for each share or option of AudioTalk. Of the 4,520,327 shares of common stock, 523,645 shares are held by an escrow agent to serve as security for the indemnity provided by certain shareholders of AudioTalk. The company will evaluate the allocation of the purchase price to the net assets acquired, which include in-process technology which will be written-off in the period acquired. Goodwill and other intangibles will be amortized over their benefit period ranging from two to three year.

         This information should be read in conjunction with the Company's Form 8-K/A dated May 5, 2000 as filed with the SEC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes, "plans," "expects," "future," "intends", and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Certain Business Risks" and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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

       We generate our revenues from two business units, Live Communities and HearMe Technology Products. With respect to Live Communities, we derive the majority of revenues from advertising fees. While the MPLAYER.COM and the HEARME.COM services are free to all registered members, until September 1999, some users also paid subscription fees to us in exchange for access to premium services such as special events, rankings and ratings, contests, magazine subscriptions, special features and exclusive games. We also had a subscription plan that allowed the members to purchase a year's subscription up front at a discounted rate. As of September 1999, we terminated the subscription fee program and extended our services free to all of our members. Additionally, we have begun to derive revenues from e-commerce activities, including fees from special event promotions and merchandise sales and from opt-in e-mail programs. Advertising revenue is recognized ratably over the term of each particular advertising agreement. E-commerce revenue is recognized when notification of shipment has taken place and the revenue has been earned. Subscription revenue through September 1999 was recognized ratably over the related subscription period. Any unearned but paid member subscription fees remaining at September 30, 1999 were reimbursed to the members in October 1999. With respect to HearMe Technology Products, we derive revenues from licensing fees for our technology, including our Voice Server, Voice Creator and Voice Network products and POP.X product that enables others to create live communities and related services. We also derive incremental HearMe Technology Products revenues from service, maintenance and upgrade fees. Service revenues are recognized over the period in which services are provided. Development revenue is recognized at the time services are completed or as development milestones are achieved. License revenue is recognized in the period earned. Deferred revenue consists primarily of monthly service revenue billed and paid in advance.

       Since we launched our first Live Community service in October 1996 and began negotiating certain license agreements through the HearMe Technology Products business unit, we have generated $32.3 million in net revenues through March 31, 2000. For the period from inception to March 31, 2000 we have incurred a cumulative net loss of $89.5 million, of which $14.5 million came from a one-time write-off of goodwill and in-process research and development expenses associated with our acquisition of Catapult and $3.0 million from a write-off of goodwill and in-process research and development expenses associated with our acquisition of RTI.

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

       We have a limited operating history upon which an evaluation of our current business and our prospects can be based. In addition, our revenue model is evolving and relies substantially upon the licensing of our technology and the sale of advertising on our MPLAYER.COM and HEARME.COM services. Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. Our results of operations and financial condition may be subject to volatility in future periods.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

       NET REVENUES. The Company's total net revenues increased by 175% from $2.1 million for the three months ended March 31, 1999 to $5.9 million for the three-month ended March 31, 2000. Live Communities net revenues grew by $1.8 million or 163% from $1.1 million as of March 31, 1999 to $2.9 million as of March 31, 2000. This increase was primarily driven by growth in advertising revenues associated with an expanding number of advertisers and the growth of traffic and usage time in our Live Communities. HearMe Technology Products net revenues grew by $1.9 million or 189% from $1.0 million as of March 31, 1999 to $2.9 million as of March 31, 2000. The increase was due to increased technology licensing fees earned from both new and existing customers during the periods.

       COST OF NET REVENUES. Live Communities cost of net revenues primarily consists of the cost of operating the network infrastructure and royalties paid to third party content providers. Cost of net revenues for HearMe Technology Products consists primarily of network operating expenses in conjunction with providing services to certain HearMe Technology Products customers. The Company's cost of net revenues were $1.9 million for the period ended March 31, 2000, or 33% of net revenues, as compared to $1.9 million or 89% of net revenues for the period ended March 31, 1999. Cost of net revenues decreased as a percentage of net revenues primarily due to advertising revenues growing faster than the related server and network costs within the Live Communities segment. The absolute increase in cost of net revenues was due to the significant increase in Live Communities subscriber usage and the resulting increase in server and network costs between March 31, 1999 and March 31, 2000. Technology Products cost of net revenues remained fairly flat and was attributable to server costs associated with hosting services provided to certain HearMe Technology Products customers. Also included in costs for 1999 was an $849,000 expense incurred in connection with a warrant for 120,000 shares granted to an Internet service provider in 1995, the terms of which were finalized during the year ended December 31, 1999.

      RESEARCH AND DEVELOPMENT. Research and development expenses were $2.8 million, or 48% of net revenues for the period ended March 31, 2000 compared to $1.5 million or 73% of net revenues for the period ended March 31, 1999. Research and development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of HearMe's technology and consumer websites. The increase in research and development expenses was primarily due to an increase in salary expense in 2000 as additional engineers were hired to support the development of the Company's new Voice Products, POP.X technology and enhancements to the Company's Live Communities websites and to additional consulting fees and software expenditures associated with these projects. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company expects to incur increased product development expenditures in absolute dollars in future periods. As a percentage of net revenues, the Company anticipates that research and development expenses will range from 40% to 50% during 2000, however, anticipated spending levels may vary as a results of acquisitions and future business combinations.

      SALES AND MARKETING. Sales and marketing expenses were $6.9 million for the period ended March 31, 2000 or 118% of net revenues compared to $2.3 million or 110% of net revenues for the period ended March 31, 1999. Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation and employee-related expenses, sales commission and travel costs. Sales and marketing expenses increased as a percentage of net revenues from 1999 to 2000 primarily due to the initiation of outbound advertising and marketing campaigns to promote the Company's brands. The absolute increase in sales and marketing expenses was due to the cost of developing the outbound advertising and marketing campaigns to promote the Company's brands, an increase in headcount in the marketing group, increases in advertising sales headcount and related commissions, travel expenses and an increase in headcount of the HearMe Technology Products marketing and sales force and related commissions. As a percentage of net revenues, the Company currently anticipates that annual sales and marketing expenses will range from 100% to 120% during 2000 due to announced marketing plans.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.9 million, or 49% of net revenues for the period ended March 31, 2000, compared to $1.4 million or 68% of net revenues for the period ended March 31, 1999. General and administrative costs increased primarily due to higher salary expenses resulting from additional headcount in the finance, administrative and operations area required to support our expanded infrastructure and additional costs relating to the costs of maintaining the Company as a public entity. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods, as a result of an increase in personnel and increased fees for professional services. As a percentage of net revenues, the Company currently anticipates that general and administrative expenses will approximate 30% during 2000, however, anticipated spending levels may vary as a result of acquisitions and future business combinations.

      AMORTIZATION OF INTANGIBLES. As part of the Resounding acquisition, the Company recorded amortization of intangible assets consisting primarily of goodwill in the amount of $2.8 million for the period ended March 31, 2000. The related assets are being amortized over a 2-year period beginning October 1999.

      STOCK BASED COMPENSATION. Stock based compensation expenses were $0.9 million, or 15% of net revenues for period ended March 31, 2000 comparied to $0.9 million for the period ended March 31, 1999. The slight decrease relates to a decrease in the number of options outstanding as some of the earlier option grants became fully vested.

      INTEREST AND OTHER INCOME, NET. Interest and other income (expense), net includes interest income earned on the short-term investment of cash and interest expense primarily related to capital lease and debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

       HearMe invests excess cash in debt instruments that are highly liquid, of high-quality investment grade and predominantly have maturities of less then one year with the intent to make such funds readily available for operating purposes. At March 31, 2000, the Company had cash and cash equivalents and investments in marketable debt securities totaling $60.0 million compared to $69.3 million at December 31, 1999.

       For the period ended March 31, 2000 net cash used in operating activities was primarily a result of funding ongoing expansion of our research and development and sales and marketing efforts and the resulting larger infrastructure and support functions. For the year ended December 31, 1999, cash used in operating activities was primarily a result of funding ongoing operations.

       Net cash used in investing activities was $1.2 million for the period ended March 31, 2000 compared to $.9 million for the period ended March 31, 1999. Net cash used in investing activities in each period was primarily related to purchases of property and equipment. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities and are expected to increase in future periods.

       Net cash provided by financing activities for the period ended March 31, 2000 was $0.2 million as compared to net cash provided by financing activities for the period ended March 31, 1999 of $17.3 million. The major sources of financing activities during the period ended March 31, 2000 was proceeds from stock option exercises in the amount of $.4 million as compared to the period ended March 31, 1999 from which the sale of Series E preferred stock generated net proceeds of approximately $18.8 million.

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

       We have had substantial losses since our inception and our operating losses may increase in the future. Accordingly, we cannot assure you that we will ever become or remain profitable. If our revenues fail to grow at anticipated rates, our operating expenses increase without a commensurate increase in our revenues or we fail to adjust operating expense levels accordingly, our business, results of operations and financial condition will be adversely affected. As of March 31, 2000, we had an accumulated deficit of $89.5 million. Although we have experienced growth in net revenues, members, customers and Internet reach in recent periods, we cannot be certain that our growth rates will continue at their current levels or increase in the future.

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

      Our HearMe Technology Products revenues have accounted for a significant portion of our revenues to date. Historically, we have received most of our HearMe Technology Products revenues from a limited number of sales and license agreements. Therefore, any downturn in the business of these customers or potential customers could have a material adverse effect on our revenues and quarterly results of operations. We believe that a customer's decision to license our technology is relatively discretionary and, for large-scale users, often involves a significant long-term commitment of resources. We currently have 45 HearMe Technology Products customers.

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

       The process of managing advertising within large, high-traffic Web sites such as ours is an increasingly important and complex task. Any extended failure of, or material difficulties encountered in connection with, our advertising management system may expose us to "make good" on obligations with our advertisers, which, by decreasing saleable advertising inventory would reduce revenues and have a material adverse effect on our business, results of operations and financial condition. We license our advertising sales and management system from DoubleClick Inc. Any replacement of this system could disrupt our ability to manage our advertising operations for a period of time. In addition, to the extent that we encounter system failures or material difficulties in the operation of this system, we could be unable to deliver banner advertisements and sponsorships through our Web site.

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

       Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in the interest rates, while floating rate securities may produce less income then expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has filed a patent infringement suit against Lipstream Networks, Inc. and Lipstream Networks, Inc., dba Delaware Lipstream Networks, Inc. in the United States District Court, Northern District of California, San Jose Division. On October 13, 1998, the Company was issued United States Patent No. 5,822,523, entitled "Server-Group Messaging System for Interactive Applications". On January 26, 2000 the Company moved to amend its patent infringement suit against Lipstream Networks, Inc. and Lipstream Networks, Inc., dba Delaware Lipstream Networks, Inc. to include the Company's United States Patent No. 6,018,766 entitled "Server-Group Messaging System for Interactive Applications". The action by the Company alleges that Lipstream infringes these patents through the sale and licensing of its products. The Company is seeking a court order to permanently enjoin Lipstream from further sale or licensing of infringing products and is also seeking to recover damages, attorneys fees and costs.

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

                                                                  AMOUNT PAID
                                                                  -----------

Securities and Exchange Commission registration fee               $50,000
NASD filing fee                                                     5,500
NASDAQ National Market listing fee                                 95,000
Printing and engraving expenses                                   245,000

Legal fees and expenses                                           361,500
Accounting fees and expenses                                      189,700
Blue Sky qualification fees and expenses                            3,000
Transfer Agent and Registrar fees                                   5,500
Miscellaneous fees and expenses                                   233,800
                                                               ----------
Total                                                          $1,189,000
                                                               ==========

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

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

       EXHIBIT
       NUMBER                                  DESCRIPTION
       -------                                 -----------
        27.1                                   Financial Data Schedule

     (b) Reports on Form 8-K

     On April 18, 2000 the company filed a report on Form 8-K dated April 3,
         2000 with respect to Item 4 thereunder.
     On May 5, 2000 the company filed a report on Form 8-K/A dated April 3, 2000 with respect to Item 4 thereunder.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 HEARME

   By:  /s/ LINDA R. PALMOR                                  Date: May 12, 2000
         ------------------------------------
        Linda R. Palmor
        Chief Financial Officer
       (Principal Accounting and Financial Officer)