Form 10-Q
period 2000-06-30
HEARME
filed 2000-08-11
CIK 1078693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO COMMISSION FILE NUMBER: 000-25399 HEARME (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	94-3217317
(STATE OR OTHER JURISDICTION OF	(IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

685 CLYDE AVENUE
MOUNTAIN VIEW, CALIFORNIA 94043
 (650) 429-3900
(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
THE REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

The number of outstanding shares of the registrant's Common Stock, $0.00005 par value, was 28,911,288 as of August 10, 2000

HEARME

INDEX

HEARME
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2000	1999

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$35,243	$28,363
Short-term investments	11,701	41,575
Accounts receivable, net of allowance for doubtful accounts of $304 and
$415, respectively	7,874	5,767
Interest and other receivable	277	332
Prepaid expenses and other current assets	1,726	1,697

Total current assets	56,821	77,734
Restricted cash	208	170
Property and equipment, net	6,463	4,500
Intangible assets	5,069	4,153
Goodwill	119,628	17,708
Other assets	589	291

Total assets	$188,778	$104,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,149	$557
Accrued payroll and related expenses	2,878	2,829
Accrued expenses	3,112	2,637
Current portion of capital lease obligations	435	322
Deferred revenue	649	396
Notes payable	102	255
Deferred rent	134	112

Total current liabilities	9,459	7,108
Deferred tax liability	2,202	1,661
Capital lease and notes payable obligations, net of current portion	704	19

Total liabilities	12,365	8,788

Redeemable common stock	2,000	2,000
Stockholders’ equity:
Common stock warrants	2	2
Common stock	1	1
Additional paid-in capital	297,848	182,589
Unrealized gain	(8)	614
Deferred stock based compensation	(7,634)	(9,027)
Notes receivable from stockholders	(2,606)	(2,325)
Accumulated deficit	(113,190)	(78,086)

Total stockholders’ equity	174,413	93,768

Total liabilities, redeemable stockholders’ equity	$188,778	$104,556

The accompanying notes are an integral part of these consolidated financial statements

HEARME

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

		Three Months Ended			Six Months Ended

		June 30,			June 30,

	2000		1999		2000	1999

Net revenues:
Live Communities		$4,148		$1,465	$7,097	$2,585
HearMe Technology Products		4,362		1,767	7,273	2,775

Total revenues		8,510		3,232	14,370	5,360

Cost of net revenues:
Live Communities		1,936		842	3,638	1,652
Live Communities — warrant expense		—		—	—	849
HearMe Technology Products		672		293	896	524

Total cost of revenues		2,608		1,135	4,534	3,025

Gross profit		5,902		2,097	9,836	2,335

Operating expenses:
Research and development		3,429		1,723	6,213	3,266
Sales and marketing		10,232		3,468	17,132	5,799
General and administrative		2,986		1,615	5,872	3,053
In-process research and development		550		—	550	—
Goodwill and intangibles amortization		12,645		—	15,442	—
Stock based compensation		857		962	1,743	1,898

Total operating expenses		30,699		7,768	46,952	14,016

Loss from operations		(24,797)		(5,671)	(37,116)	(11,681)
Interest and other income (expense), net		1,137		471	2,129	505

Loss before provision for income taxes	$	(23,660)	$	(5,200)	$(34,987)	$(11,176)

Provision for income taxes		—		—	(117)	—

Net loss	$	(23,660)	$	(5,200)	$(35,104)	$(11,176)

Other comprehensive income:
Unrealized gain or (loss) on investments		$(638)		$91	$(621)	91

Comprehensive loss		$(24,298)		$(5,109)	$(35,725)	$(11,085)

Net loss per common share:
Basic and diluted		$(0.87)		$(0.34)	$(1.40)	$(1.20)

Pro forma		$(0.87)		$(0.26)	$(1.40)	$(0.62)

Weighted average shares outstanding:
Basic and diluted		27,097		15,283	25,073	9,290

Pro forma		27,097		19,718	25,073	17,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEARME

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2000	1999

Cash used in operating activities	$(18,173)	$(8,179)

Cash flows from investing activities:
Purchase of investments	(11,456)	—
Proceeds from sale of investments	41,550	—
Purchase of restricted cash	(38)	—
Payments for AudioTalk acquisition, net of cash acquired of $6,371	(3,629)	—
Acquisition of property and equipment	(3,241)	(1,444)

Net cash provided by (used in) investing activities	23,186	(1,444)

Cash flows from financing activities:
Payments of notes payable	—	(4,290)
Payments under capital lease obligations	(352)	(230)
Issuance of notes payable insurance premium	—	408
Proceeds from repayment of stockholder notes	56	—
Proceeds from term loan	997	—
Proceeds from exercise of common stock options and warrants, net of repurchase	399	771
Proceeds from employee stock purchase plan	767	—
Proceeds from issuance of Series E preferred stock, net	—	18,797
Proceeds from initial public offering, net of issuance costs	—	73,890

Net cash provided by financing activities	1,867	89,346

Net increase in cash and cash equivalents	6,880	79,723

Cash and cash equivalents, beginning of period	28,363	1,114

Cash and cash equivalents, end of period	$35,243	$80,837

The accompanying notes are an integral part of these condensed consolidated financial statements

HEARME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at June 30, 2000 and 1999 have been included.

     The condensed consolidated financial statements include those of HearMe (the "Company") and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

     Results for the three months ended June 30, 2000 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Form 10-K dated March 30, 2000 as filed with the Securities and Exchange Commission.

     Certain prior year and prior quarter amounts have been reclassified for consistency with current year financial statement presentation.

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

Revenue Recognition in Financial Statements

     In December 1999, the Securities and Exchange Commission Staff issued Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No101), which pertains to guidance on the recognition presentation and disclosure on revenue in financial statements. The Company is currently evaluating the impact of SAB 101.

2.  Segment Information

     Operating losses for the Company's two segments, the Live Communities segment and the HearMe Technology Products segment, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999

Live Communities	$(9,416)	$(3,517)	$(16,385)	$(7,308)
HearMe Technology Products	(1,329)	(1,192)	(2,996)	(2,475)
In-process research and development	(550)	—	(550)	—
Goodwill and intangibles amortization	(12,645)	—	(15,442)	—
Stock based compensation	(857)	(962)	(1,743)	(1,898)

Total loss from operations	$(24,797)	$(5,671)	$(37,116)	$(11,681)

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

     The Merger was accomplished pursuant to an Agreement and Plan of Merger dated as of September 27, 1999, among the Company, Resounding and RTI Acquisition Corp. and a related Certificate of Merger, following approval by the stockholders of Resounding and satisfaction of other closing conditions. The acquisition was paid through the issuance of 1,585,488 shares of the Company common stock, the assumption of 153,048 stock options and payment in cash to certain of Resounding's stockholders in the amount of $175,000. The portion of the consideration in the form of the Company stock was distributed using an exchange ratio of .331 for each share or option of Resounding. Of the 1,585,488 shares of common stock, 317,085 shares are held by an escrow agent to serve as security for the indemnity provided by certain shareholders of Resounding. [In July 2000, we authorized the escrow agent to release 158,543 shares from the escrow fund.] The Company accounted for this acquisition in the fourth quarter of fiscal 1999. The purchase price of approximately $23,485,000 includes $22,601,000 of stock, issued at fair value (fair value being determined as the average price of the HearMe stock for a period three days before and after the announcement of the merger) less a discount of $1,479,000 due to the restricted nature of the stock, $1,908,000 in RTI stock option costs (being determined under the Black Scholes formula), $175,000 in cash and $280,000 in estimated expenses of the transaction. The purchase price was allocated as follows: $260,000 to the estimated fair value of RTI net tangible assets purchases (as of September 27, 1999), $2,600,000 to purchased existing technology, ($1,840,000) to establish deferred tax liabilities associated with certain intangibles acquired, $850,000 to purchased in-processed research and development, $700,000 to workforce-in-place, $1,300,000 to non-compete agreements and $19,615,000 to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimate. The intangible assets and goodwill acquired have estimated useful lives of 2 years.

     Pro forma condensed results of operations for the combined company as if the transaction had consummated at the beginning of the earliest period presented and carried forward into 2000 are as follows:

HEARME
PROFORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

		Three Months Ended		Six Months Ended
		June 30,		June 30,

		2000	1999	2000	1999

		(Actual)	(Pro forma)	(Actual)	(Pro forma)

Revenues		$8,510	$3,232	$14,370	$5,360
Cost of revenues		2,608	1,135	4,534	3,025

Gross profit	.	5,902	2,097	9,836	2,335

Loss from operations		(24,797)	(8,955)	(37,116)	(18,266)
Net loss		$(23,660)	$(8,484)	$(35,104)	$(17,523)

Net loss per common share:
Basic		$(0.87)	$(0.55)	$(1.40)	$(1.81)

Diluted		$(0.87)	$(0.42)	$(1.40)	$(0.96)

Weighted average shares outstanding:
Basic		27,097	15,553	25,073	9,657

Diluted	.	27,097	19,988	25,073	18,316

There were no transactions between the Company and RTI during the periods presented.

AudioTalk Acquisition:

     On April 3, 2000, the Company completed its acquisition of AudioTalk Networks, Inc. ("AudioTalk"), a California corporation. The Merger Agreement provided for the merger of a newly formed wholly owned subsidiary of HearMe with and into AudioTalk. AudioTalk became a wholly owned subsidiary of HearMe. The acquisition is being accounted for under the purchase method of accounting.

     The Merger was accomplished pursuant to an Agreement and Plan of Merger dated as of March 8, 2000, among the Company, AudioTalk and AT Acquisition Corp. and a related Certificate of Merger, following approval by the stockholders of AudioTalk and satisfaction of other closing conditions. The acquisition was paid through the issuance of 4,520,327 shares of the Company common stock, the assumption of 297,601 stock options and payment in cash to AudioTalk stockholders in the amount of $10,000,000. The portion of the consideration in the form of the Company stock was distributed using an exchange ratio of .272 for each share of AudioTalk. Of the 4,520,327 shares of common stock, 523,645 shares are held by an escrow agent to serve as security for the indemnity provided by certain shareholders of AudioTalk. The Company accounted for this acquisition in the second quarter of fiscal 2000.

The purchase price of approximately $116,700,000 includes approximately $100,500,000 of stock, issued at fair value (fair value being determined as the average price of the HearMe stock for a period three days before and after the announcement of the merger), approximately $5,700,000 in AudioTalk stock option costs (being determined under the Black Scholes formula), $10,000,000 in cash and $500,000 in estimated expenses of the transaction. The purchase price was allocated as follows: $6,400,000 to the estimated fair value of AudioTalk net tangible assets purchased (as of April 3, 2000), $580,000 to purchased existing technology, ($1,092,000) to establish deferred tax liabilities associated with certain intangibles acquired, $550,000 to purchased in-process research and development, $900,000 to existing sales contracts, $1,250,000 to workforce-in-place and $108,100,000 to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimates. This information should be read in conjunction with the Company's Form 8-K/A dated May 5, 2000 as filed with the SEC.

     Pro forma condensed results of operations for the combined company as if the transaction had consummated at the beginning of the earliest period presented and carried forward into 2000 are as follows:

HEARME
PROFORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

	(Actual)	(Pro forma)	(Pro forma)	(Pro forma)

Revenues	$8,510	$3,232	$14,473	$5,360
Cost of revenues	2,608	1,135	4,534	3,025

Gross profit	5,902	2,097	9,939	2,335

Loss from operations	(24,797)	(15,601)	(47,774)	(31,679)
Net loss	$(23,660)	$(15,130)	$(45,762)	$(30,936)

Net loss per common share:
Basic	$(0.87)	$(0.92)	$(1.67)	$(2.98)

Diluted	$(0.87)	$(0.73)	$(1.67)	$(1.62)

Weighted average shares outstanding:
Basic	27,097	16,402	27,341	10,396

Diluted	27,097	20,837	27,341	19,055

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Certain Business Risks" and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

     HearMe develops, licenses and operates technologies that enable us and other Internet sites to create and manage voice-enabled real time interactive experiences. We were incorporated and commenced operations in January 1995. From inception through September 1996, our activities primarily consisted of recruiting employees and raising capital, performing product and technology development, engaging in marketing activities and negotiating strategic relationships. In November 1995, we entered into an agreement with PSINet, Inc. for the deployment of a low-latency network, which provided a platform for launching and operating the Mplayer.com service. Testing of the Mplayer.com service began in February 1996 and the service was launched commercially in October 1996. In April 1996, we licensed our Live Community software and network services to SegaSoft Networks, Inc., which occurred concurrently with an equity investment by affiliates of SegaSoft's parent, CSK Corporation. In January 1999, we launched HearMe.com, our second Live Community service. During the period from January 1995 to June 30, 1999, we raised gross proceeds of approximately $54.9 million from the sale of equity securities to venture capital investors and strategic partners. The proceeds from these financings were primarily used to finance our research and development and the sales and marketing of our products and services. In May and June 1999, we raised gross proceeds of approximately $80.7 million from the sales of common stock through the initial public offering. A portion of the proceeds from this offering is being used to finance research and development and sales and marketing activities.

     In September 1999, we announced that we would commence doing business under the name HearMe.

     We generate our revenues from two business units, Live Communities and HearMe Technology Products. With respect to Live Communities, we derive the majority of revenues from advertising fees. While the Mplayer.com services are free to all registered members, until September 1999, some users also paid subscription fees to us in exchange for access to premium services such as special events, rankings and ratings, contests, magazine subscriptions, special features and exclusive games. We also had a subscription plan that allowed the members to purchase a year's subscription up front at a discounted rate. As of September 1999, we terminated the subscription fee program and extended our services free to all of our members. Additionally, we have begun to derive revenues from e-commerce activities, including fees from special event promotions and merchandise sales and from opt-in e-mail programs. Advertising revenue is recognized ratably over the term of each particular advertising agreement. E-commerce revenue is recognized when notification of shipment has taken place and the revenue has been earned. Subscription revenue through September 1999 was recognized ratably over the related subscription period. Any unearned but paid member subscription fees remaining at September 30, 1999 were reimbursed to the members in October 1999. With respect to HearMe Technology Products, we derive revenues from licensing fees for our technology, including our Voice Server and Voice Network products and Pop.X product that enables others to create real time interactive applications and related services. We also derive incremental HearMe Technology Products revenues from service, maintenance and upgrade fees. Service revenues are recognized over the period in which services are provided. Development revenue is recognized at the time services are completed or as development milestones are achieved. License revenue is recognized in the period earned. Deferred revenue consists primarily of monthly service revenue billed and paid in advance.

     Since we launched our first Live Community service in October 1996 and began negotiating certain license agreements through the HearMe Technology Products business unit, we have generated $40.8 million in net revenues through June 30, 2000. For the period from inception to June 30, 2000 we have incurred a cumulative net loss of $113.2 million, of which $14.5 million came from a one-time write-off of goodwill and in-process research and development expenses associated with our acquisition of Catapult, $9.6 million from a write-off of goodwill and in-process research and development expenses associated with our acquisition of Resounding and $10.4 million from a write-off of goodwill and in-process research and development expenses associated with our acquisition of AudioTalk.

     Cost of net revenues for Live Communities consists primarily of the cost of operating the network infrastructure and royalties paid to third party content providers. Cost of net revenues for HearMe Technology Products consists primarily of network operating expenses in conjunction with providing hosted services to certain HearMe Technology Products customers.

     Our operating expenses consist of sales and marketing expenses, research and development expenses and general and administrative expenses. Sales and marketing expenses consist principally of salaries paid to employees in sales and marketing activities, advertising, promotional materials and programs, public relations costs and travel. Research and development expenses consist principally of salaries and compensation paid to employees and consultants engaged in research and development activities and product testing. General and administrative expenses consist principally of salaries and compensation paid to employees and consultants in the administrative departments including finance, human resources and legal and costs relating to facilities, infrastructure and related depreciation, in-house and outside legal and accounting fees and related costs and travel. All operating costs are expensed as incurred.

     We have a limited operating history upon which an evaluation of our current business and our prospects can be based. In addition, our revenue model is evolving and relies substantially upon the licensing of our technology and the sale of advertising on ourMplayer.com services. Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. Our results of operations and financial condition may be subject to volatility in future periods.

Results of Operations

Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999

     Net revenues. Our total net revenues increased by 163% from $3.2 million for the three months ended June 30, 1999 to $8.5 million for the three-month ended June 30, 2000. Live Communities net revenues grew by $2.7 million or 183% from $1.5 million as of June 30, 1999 to $4.1 million as of June 30, 2000. This increase was primarily driven by growth in advertising revenues associated with an expanding number of advertisers and the growth of traffic and usage time in our Live Communities. HearMe Technology Products net revenues grew by $2.6 million or 147% from $1.8 million as of June 30, 1999 to $4.4 million as of June 30, 2000. The increase was due to increased technology licensing fees earned from both new and existing customers during the periods. During the quarter ended June 30, 2000, we added 23 new customers for HearMe Technology Products, as compared to six for the period ended June 30, 1999.

     Cost of net revenues. Live Communities cost of net revenues primarily consists of the cost of operating the network infrastructure and royalties paid to third party content providers. Cost of net revenues for HearMe Technology Products consists primarily of network operating expenses in conjunction with providing hosted services to certain HearMe Technology Products customers. Our cost of net revenues were $2.6 million for the period ended June 30, 2000, or 31% of net revenues, as compared to $1.1 million or

35% of net revenues for the period ended June 30, 1999. Cost of net revenues decreased as a percentage of net revenues primarily due to advertising revenues growing faster than the related server and network costs within the Live Communities segment. The absolute increase in cost of net revenues was due to the significant increase in Live Communities subscriber usage and the resulting increase in server and network costs between June 30, 1999 and June 30, 2000. Technology Products cost of net revenues remained fairly flat and was attributable to server costs associated with hosting services provided to certain HearMe Technology Products customers.

     Research and development. Research and development expenses were $3.4 million, or 40% of net revenues for the period ended June 30, 2000 compared to $1.7 million or 53% of net revenues for the period ended June 30, 1999. Research and development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of HearMe's technology and consumer websites. The increase in research and development expenses was primarily due to an increase in salary expense in 2000 as additional engineers were hired to support the development of our new Voice Products, POP.X technology and enhancements to our Live Communities websites and to additional consulting fees and software expenditures associated with these projects. We believe that significant investments in product development are required to remain competitive. Consequently, we expect to incur increased product development expenditures in absolute dollars in future periods. As a percentage of net revenues, we anticipate that research and development expenses will range from 35% to 45% during 2000, however, anticipated spending levels may vary as a results of acquisitions and future business combinations.

     Sales and marketing. Sales and marketing expenses were $10.2 million for the period ended June 30, 2000 or 120% of net revenues compared to $3.5 million or 107% of net revenues for the period ended June 30, 1999. Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation and employee-related expenses, sales commission and travel costs. Sales and marketing expenses increased as a percentage of net revenues from 1999 to 2000 primarily due to the initiation of outbound advertising and marketing campaigns to promote our brands. The absolute increase in sales and marketing expenses was due to the cost of the one-time outbound television, radio and print advertising and marketing campaigns to promote the HearMe brand, an increase in headcount in the marketing group, increases in advertising sales headcount and related commissions, travel expenses and an increase in headcount of the HearMe Technology Products marketing and sales force and related commissions. As a percentage of net revenues, we currently anticipate that annual sales and marketing expenses will range from 80% to 90% during 2000 due to announced sales and marketing plans and the related headcount.

     General and administrative. General and administrative expenses were $2.9 million, or 35% of net revenues for the period ended June 30, 2000, compared to $1.6 million or 50% of net revenues for the period ended June 30, 1999. General and administrative costs increased primarily due to higher salary expenses resulting from additional headcount in the finance, administrative and operations area required to support our expanded infrastructure and additional costs relating to the costs of maintaining HearMe as a public entity as well as higher legal expenses. We believe that the absolute dollar level of general and administrative expenses will increase in future periods, as a result of an increase in personnel and increased fees for professional services. As a percentage of net revenues, we currently anticipate that general and administrative expenses will approximate 30% during 2000, however, anticipated spending levels may vary as a result of acquisitions and future business combinations.

     Amortization of intangibles. As part of the Resounding and AudioTalk acquisitions, we recorded amortization of intangible assets consisting primarily of goodwill in the amount of $12.6 million for the period ended June 30, 2000. The related assets are being amortized over a 2 or 3 year period beginning October 1999 for Resounding and April 2000 for AudioTalk. In addition, we recorded a one time in-process research and development write-off of $550,000 in relation to the AudioTalk acquisition.

     Stock based compensation. Stock based compensation expenses were $0.9 million, or 10% of net revenues for period ended June 30, 2000 as compared to $1.0 million, or 30% of net revenues for the period ended June 30, 1999. The slight decrease relates to a decrease in the number of options outstanding as some of the earlier option grants became fully vested, or the options were terminated.

     Interest and other income, net. Interest and other income (expense), net includes interest income earned on the short-term investment of cash, and interest expense primarily related to capital lease and debt obligations.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

     Revenues. Net revenues increased 168% from approximately $5.4 million for the six months ended June 30, 1999 to approximately $14.4 million for the six months ended June 30, 2000. Net revenues from Live Communities increased 175% from $2.6 million to $7.1 million for the six months ended June 30, 2000. This increase was primarily driven by growth in advertising revenues associated with an expanding number of advertisers and the growth of traffic and usage time in our Live Communities. Net revenues from HearMe Technology Products increased 162% from approximately $2.8 million for the six months ended June 30, 1999 to approximately $7.3 million for the six months ended June 30, 2000. The increase was due to increased technology licensing fees earned from both new and existing customers during the period.

     Cost of revenues. Cost of revenues increased 50% from approximately $3.0 million, or 56% of net revenues, for the six months ended June 30, 1999 to approximately $4.5 million, or 32% of net revenues, for the six months ended June 30, 2000. Cost of revenues were higher as a percentage of net revenues for the six month period ending June 30, 1999 primarily due to the expense of $849,000 associated with a warrant to purchase 120,000 common shares which was granted to an internet service provider in 1995, the terms of which were finalized during the six months ended June 30, 1999. The absolute increase in costs of revenues was due to the significant increase in Live Communities subscriber usage and the resulting increase in server and network costs between 1999 and 2000. Cost of revenues for Live Communities increased from approximately $1.7 million for the six months ended June 30, 1999 to approximately $3.6 million for the six months ended June 30, 2000 excluding the warrant expense discussed above. Cost of revenues for HearMe Technology Products increased from approximately $524,000 for the six months ended June 30, 1999 to approximately $896,000 for the six months ended June 30, 2000. The increase was attributable to server costs associated with hosting services provided to certain HearMe Technology Products customers.

     Research and development. Research and development expenses increased 90% from approximately $3.3 million, or 61% of net revenues, for the six months ended June 30, 1999 to approximately $6.2 million, or 43% of net revenues, for the six months ended June 30, 2000. The increase in research and development expenses was primarily due to additional engineers hired to support the development of our new Voice Products, POP.X technology and enhancements to our Live Communities websites and to additional consulting fees and software expenditures associated with these projects.

     Sales and marketing. Sales and marketing expenses increased 195% from approximately $5.8 million, or 108% of net revenues, for the six months ended June 30, 1999, to approximately $17.1 million, or 119% of net revenues, for the six months ended June 30, 2000. The increase in sales and marketing expenses consist primarily of cost associated with the development and placement of advertising and marketing campaigns to promote our brands, other marketing-related expenses, compensation and employee-related expenses, sales commission and travel costs. Increased Live Communities marketing headcount and an increase in headcount of the HearMe Technology Products and Live Communities sales forces.

     General and administrative. General and administrative costs increased 92% from approximately $3.1 million, or 57% of net revenues, for the six months ended June 30, 1999 to approximately $5.9 million, or 41% of net revenues, for the six months ended June 30, 2000. General and administrative costs increased primarily due to higher salary expenses resulting from additional headcount in the finance, administrative and operations area required to support our expanded infrastructure and additional costs relating to the costs of maintaining the Company as a public entity.

     Amortization of intangibles. As part of the Resounding and AudioTalk acquisition in late 1999 and early 2000, we recorded amortization of intangible assets consisting primarily of goodwill in the amount of $15.4 million for the period ended June 30, 2000. The related assets are being amortized over a 2 or 3 year period beginning October 1999 for Resounding and April 2000 for AudioTalk. In addition, we recorded a one time in-process research and development write-off of $550,000 in relation to the AudioTalk acquisition.

     Stock based compensation. Stock based compensation costs decreased from approximately $1.9 million or 35% of net revenues in the six months ended June 30, 1999 to approximately $1.7 million or 12% of net revenues in the six months ended June 30, 2000. The slight decrease relates to a decrease in the number of options outstanding as some of the earlier option grants became fully vested or were terminated.

     Interest and other income (expense), net. Interest and other income (expense), net includes interest expense primarily related to lease and debt obligations and interest income earned on the short-term investment of cash.

Liquidity and Capital Resources

     HearMe invests excess cash in debt instruments that are highly liquid, of high-quality investment grade and predominantly have maturities of less then one year with the intent to make such funds readily available for operating purposes. At June 30, 2000, the Company had cash and cash equivalents and investments in marketable debt securities totaling $47.0 million compared to $69.3 million at December 31, 1999.

    For the period ended June 30, 2000 net cash used in operating activities was primarily a result of funding ongoing expansion of our research and development and sales and marketing efforts and the resulting larger infrastructure and support functions. For the period ended June 30, 1999, net cash used in operating activities was primarily a result of funding ongoing operations.

     Net cash provided by investing activities was $23.2 million for the period ended June 30, 2000 compared to $1.4 million for the period ended June 30, 1999. Net cash provided consisted primarily of related to purchases of property and equipment. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities and are expected to increase in future periods. For the period ended June 30, 2000 net cash used in investing activities includes the purchase of short-term investments.

     Net cash provided by financing activities for the period ended June 30, 2000 was $1.9 million as compared to net cash provided by financing activities for the period ended June 30, 1999 of $89.3 million. The major sources of financing activities during the period ended June 30, 2000 was proceeds from a new asset loan of $1.0 million as compared to the period ended June 30, 1999 from which the sale of Series E preferred stock generated net proceeds of approximately $18.8 million and the initial public offering proceeds of $73.9 million.

     In 1995, we entered into a capital lease agreement with an investor group and drew down all available funds of approximately $1.5 million. We entered into a Loan and Security Agreement with a financial institution in July 1998. The agreement consisted of a term loan for $1.5 million, an accounts receivable revolving line of credit for $1.5 million and a capital equipment loan of $1.0 million. Amounts borrowed under these agreements are collateralized by substantially all our assets, bear interest at the prime rate plus two percent and were scheduled to mature on June 30, 1999. By December 1998, we had drawn down $1.5 million against the term loan agreement and approximately $1.0 million against the capital equipment agreement. In January 1999, we fully repaid the term loan with a portion of the net proceeds from the sale of our Series E Preferred Stock in January 1999. In May 1999 we fully repaid the equipment loan from the proceeds of the IPO. In May 2000, we entered into a term loan with a bank for an asset financing line of up to $3,000,000, payable over a 36 monthly period at a interest rate of prime plus 1%.

     The agreement allows the company to draw down advances through September 30, 2000. We have currently drawn down approximately $997,000 and plans on drawing down the remaining line of credit by the September 30, 2000 deadline date. Amounts borrowed under this agreement are collateralized by substantially all of our  tangible assets.

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

Certain Business Risks

     We have a limited operating history making it difficult or impossible for us to predict future results of operations. As a result, you should not expect future revenue growth to be comparable to our recent revenue growth. We believe that comparing different periods of our operating results is not meaningful, as you should not rely on the results for any period as an indication of our future performance. We did not begin generating advertising or licensing revenues until October 1996. Some of the risks and difficulties that we face as an early stage company in a new and rapidly evolving market include our ability to maintain and to increase levels of traffic on our Live Communities, our ability to increase demand for our products and services and our ability to develop and extend the HearMe and Mplayer.com brands.

     We have had substantial losses since our inception and our operating losses may increase in the future. Accordingly, we cannot assure you that we will ever become or remain profitable. If our revenues fail to grow at anticipated rates, our operating expenses increase without a commensurate increase in our revenues or we fail to adjust operating expense levels accordingly, our business, results of operations and financial condition will be adversely affected. As of June 30, 2000, we had an accumulated deficit of $113.2 million. Although we have experienced growth in net revenues, members, customers and Internet reach in recent periods, we cannot be certain that our growth rates will continue at their current levels or increase in the future.

     We have not yet become profitable on a quarterly or annual basis and we anticipate that we will continue to incur net losses for the foreseeable future. The extent of these losses will be contingent, in part, on the amount of growth in our revenues from licensing, advertising and commerce. We expect our operating expenses to increase significantly, especially in the areas of engineering, sales and marketing and brand promotion and, as a result, we will need to generate increased quarterly revenues to become profitable.

     Our HearMe Technology Products revenues have accounted for a significant portion of our revenues to date. Historically, we have received most of our HearMe Technology Products revenues from a limited number of sales and license agreements. Therefore, any downturn in the business of these customers or potential customers could have a material adverse effect on our revenues and quarterly results of operations. The potential consolidation of the Internet industry, in particular  involving businesses that rely primarily on consumers, could also have a material adverse effect on our revenues and quarterly results of operations. We believe that a customer's decision to license our technology is relatively discretionary and, for large-scale users, often involves a significant long-term commitment of resources. We currently have 59 HearMe Technology Products customers.

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

     Furthermore, our advertising revenues are based in part on the amount of traffic onMplayer.com. Accordingly, if the amount of traffic on our Live Communities falls below our expectations or those of existing or potential advertisers, we may lose advertising customers. In addition, substantially all of our advertising contracts require us to guarantee a minimum number of impressions. In the event that we fail to deliver the minimum number of impressions, we could be required to provide credit for additional impressions and we may have to reduce advertising rates in order to maintain existing advertisers and attract new advertisers.

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

     As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on our business, results of operations and financial condition. In order to accelerate the promotion of the HearMe and Mplayer.com brands, we intend to significantly increase our marketing budget. Such an increase in marketing expenditures may adversely affect our results of operations for a number of quarterly periods.

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

     Although we view our strategic relationships with media, Internet and technology companies as a key factor in our overall business strategy, we cannot be certain that we will be successful in developing new strategic relationships or that our strategic partners will view such relationships as significant to their own business or that they will continue their commitment to us in the future. Our business, results of operations and financial condition and our stock price may be materially adversely affected if any strategic partner discontinues its relationship with us for any reason. Additionally, any party to a strategic agreement with us may fail to perform its contractual obligations and we cannot be certain that we could enforce any such agreement. We do not generally establish minimum performance requirements for our strategic partners but instead rely on their voluntary efforts. In addition, either party with little notice may terminate most of these agreements. Therefore, we cannot be certain that these relationships will be successful.

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

     As part of our business strategy, we review acquisition prospects that would complement our existing business or enhance our technological capabilities such as our recently completed acquisition of Resounding Technology and AudioTalk. Future acquisitions by us could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect our results of operations. Furthermore, acquisitions entail numerous risks and uncertainties, including difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies, diversion of management's attention from other business concerns, risks of entering geographic and business markets in which we have no or limited prior experience and potential loss of key employees and customers of acquired organizations. Other risks associated with acquisitions include those relating to the correct assessment of the relative percentages of in-process research and development expense which can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset, the failure to successfully develop and integrate acquired in-process technology resulting in the impairment of amounts capitalized as intangible assets, unanticipated expenses related to technology integration and the maintenance of uniform standards, controls, procedures and policies. We may not be successful in addressing these risks or any other problems encountered with such acquisitions.

     Our future success depends in large part upon our ability to aggregate and deliver compelling content over the Internet. If we fail to aggregate and deliver compelling third party content to our users, Web traffic to our site might decrease and, as a result, advertising revenue might decrease. This could have a material adverse effect on our business, results of operations and financial condition. Although we create some of our own content such as poker and chess, we also rely on third-party content providers, such as game developers, for entertaining content. Our ability to aggregate and deliver compelling content provided by third parties may be adversely impacted by a number of factors, including the following: third-parties may increase the price of the content they provide, many of our third-party content providers compete with us for members and advertising and may decide not to provide us with content, our contracts with third-party content providers are usually short-term and may be canceled if we do not fulfill our obligations and our competitors and many of our third-party content providers provide content that is similar or the same as our content and may do so at a lower cost.

     The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to attract Web users, advertisers, new members, technology partners and commerce partners to use our Websites and hosting services. If system failures were sustained or repeated, our advertising and hosting revenues, our reputation and the attractiveness of our brand name could be impaired. Because we have incorporated third-party software into our systems and we depend upon Internet service providers to provide consumers with access to our products and services, we are limited in our ability to prevent system failures. We have sustained system failures for significant periods of time and may experience similar failures in the future. Users have also occasionally experienced difficulties due to system failures unrelated to our systems. These system failures caused an interruption in our Live Community services resulting in less traffic.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes and changes in the market values of its investments. To date all of our contracts have been denominated in U.S. dollars and have not been subject to currency risks.

Interest Rate Risk

     Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We have not used derivative financial instruments in its investment portfolio. We invest our excess cash in debt instruments of the U. S. Government and its agencies and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in the interest rates, while floating rate securities may produce less income then expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We have filed a patent infringement suit against Lipstream Networks, Inc. and Lipstream Networks, Inc., d.b.a. Delaware Lipstream Networks, Inc. in the United States District Court, Northern District of California, San Jose Division. On October 13, 1998, we were issued United States Patent No. 5,822,523, entitled "Server-Group Messaging System for Interactive Applications", which is the subject of the patent infringement lawsuit. On January 26, 2000 we moved to amend our patent infringement suit against Lipstream Networks, Inc. and Lipstream Networks, Inc., d.b.a. Delaware Lipstream Networks, Inc. to include United States Patent No. 6,018,766 entitled "Server-Group Messaging System for Interactive Applications". Our action alleges that Lipstream infringes these patents through the sale and licensing of its products. We are seeking a court order to permanently enjoin Lipstream from further sale or licensing of infringing products and is also seeking to recover damages, attorneys fees and costs. Documents have been produced and discovery will progress during the third quarter of 2000. Trial for this matter has been set for early 2001.

      In addition, from time to time we have been and expect to continue to be, subject to legal proceedings and claims by third parties in the ordinary course of business, including claims of alleged infringement of third-party trademarks and other intellectual property rights against our licensees or us. Third party claims like these, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could materially and adversely affect our business, financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Recent Sales of Unregistered Securities.

We made the following unregistered sales of the Company's Common Stock in the quarter ended June 30, 2000:

Transaction Date	Amount of Securities Sold	Underwriter	Consideration Received	Persons or Class of Person to whom Securities were Sold	Exemption
April 3, 2000	4,520,327 (1)	None	(1)	Shareholders of AudioTalk	Section 4(2) of the Securities Act, as amended

(1) Pursuant to the acquisition of AudioTalk on April 3, 2000, we issued 4,520,327 shares of HearMe Common Stock to the shareholders of AudioTalk. The resale of these shares has been registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 5, 2000.

     (d) Use of Proceeds from Sales of Registered Securities.

          On May 4, 1999, we completed an initial public offering of our Common Stock, $0.00005 par value. The managing underwriters in the offering were BancBoston Robertson Stephens, Thomas Weisel Partners LLC, Warburg Dillon Read LLC and Wit Capital Corporation (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-72437) that was declared effective by the SEC on April 28, 1999. The offering commenced on April 29, 1999, on which date, 3,900,000 shares of Common Stock registered under the Registration Statement were sold at a price of $18.00 per share. The Underwriters also exercised an overallotment option of 585,000 shares, which closed on June 2, 1999. All 585,000 overallotment shares were sold at a price of $18.00 per share. The aggregate price of the offering amount registered and sold was $80,730,000. In connection with the offering, we paid an aggregate of $5,651,100 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth the other material expenses incurred in connection with the offering.

Amount Paid

Securities and Exchange Commission registration fee	$50,000
NASD filing fee	5,500
NASDAQ National Market listing fee	95,000
Printing and engraving expenses	245,000
Legal fees and expenses	361,500
Accounting fees and expenses	189,700
Blue Sky qualification fees and expenses	3,000
Transfer Agent and Registrar fees	5,500
Miscellaneous fees and expenses	233,800

Total	$1,189,000

          After deducting the underwriting discounts and commissions and the offering expenses described above, we received net proceeds from the offering of approximately $73,900,000.  Prior to using the net proceeds from the initial public offering of Common Stock, we have invested in interest bearing investment grade instruments and are funding our general operations. We have used the net proceeds primarily for working capital and general corporate purposes, including approximately $6.0 million for funding product development and approximately $17.0 million for expanding the sales and marketing organization over the last two quarters. We may use a portion of the net proceeds for further development of our product lines through acquisitions of products, technologies and businesses. None of our net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of HearMe or their associates, persons owning 10% or more of any class of equity securities of HearMe or an affiliate of HearMe.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At our Annual Meeting of Stockholders of held on May 18, 2000, the following proposals were adopted by the margins indicated below. There were 24,184,174 shares of Common Stock entitled to vote at the meeting and a total of 20,534,760 shares were present in person or by proxy.

1.     To elect a Board of Directors to hold office until their successors are elected and qualified.

	Number of Shares

Name of Director Nominee	In Favor	Withheld

Paul Matteucci	20,504,334	30,426
Brian Apgar	19,778,156	756,604
James W. Breyer	19,094,772	1,439,988
David Brown	20,504,209	30,551
Douglas Carlston	20,504,334	30,426
William McCall	18,211,742	2,323,018
Ruthann Quindlen	20,370,222	164,538

2.     To authorize an amendment to the Company's 1999 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance under such plan from 1,200,000 shares to an aggregated of 3,700,000 shares.

Number of Shares

In Favor	Withheld	Abstain

13,904,501	1,966,377	83,006

3.     To authorize an amendment to our 1999 Stock Incentive Plan to increase the number of shares reserved for issuance on the first day of each of the fiscal years from 2001 through 2009 equal to the lesser of (1) 1,500,000; (2) 5% of our outstanding Common Stock on the last day of the immediately preceding fiscal year; or (3) a lesser number of shares as determined by the Board of Directors.

Number of Shares

In Favor	Withheld	Abstain

13,627,274	2,242,108	84,502

4.	To authorize the appointment of PricewaterhouseCoopers, LLP as our independent auditors for the fiscal year ending December 31, 2000.

Number of Shares

In Favor	Withheld	Abstain

20,515,081	10,160	9,519

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Exhibits

EXHIBIT NUMBER	DESCRIPTION

10.18	Loan and Security Agreement dated May 2, 2000 between the Company and Silicon Valley Bank.

27.1	Financial Data Schedule

     (b) Reports on Form 8-K

None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARME

By: /s/ LINDA R. PALMOR	Date: August 10, 2000

Linda R. Palmor
Chief Financial Officer
(Principal Accounting and Financial Officer)