Form 10-Q/A
period 2000-06-30
HEARME
filed 2000-08-14
CIK 1078693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

HEARME

By: /s/ LINDA R. PALMOR	Date: August 14, 2000

Linda R. Palmor
Chief Financial Officer
(Principal Accounting and Financial Officer)