Form 10-Q
period 2000-09-30
HEARME
filed 2000-11-13
CIK 1078693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SETPEMBER 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

000-25399
(Commission file number)

HEARME
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3217317 (IRS employer ID no.)

685 Clyde Avenue Mountain View, California (Address of the registrant’s principal executive offices)	94043 (Zip Code)

(650) 429-3900
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             The number of outstanding shares of the registrant’s Common Stock, $0.00005 par value, was 28,914,024 as of November 9, 2000

HEARME

SIGNATURES	21

HEARME
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2000	1999

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,830	$28,363
Short-term investments	12,791	41,575
Accounts receivable, net of allowance for doubtful accounts of $399 and $415, respectively	6,417	5,767
Interest and other receivable	450	332
Prepaid expenses and other current assets	1,593	1,697

Total current assets	49,081	77,734
Restricted cash	220	170
Long term investments	300	—
Property and equipment, net	6,653	4,500
Intangible assets	4,182	4,153
Goodwill	107,465	17,708
Other assets	617	291

Total assets	$168,518	$104,556

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,585	$557
Accrued payroll and related expenses	3,418	2,829
Accrued expenses	2,713	2,637
Current portion of capital lease obligations	950	322
Deferred revenue	178	396
Notes payable	25	255
Deferred rent	133	112

Total current liabilities	9,002	7,108
Deferred tax liability	1,880	1,661
Capital lease and notes payable obligations, net of current portion	2,000	19

Total liabilities	12,882	8,788

Redeemable common stock	1,986	2,000

Stockholders’ equity:
Common stock warrants	2	2
Common stock	1	1
Additional paid-in capital	297,878	182,589
Unrealized gain	11	614
Deferred stock based compensation	(6,765)	(9,027)
Notes receivable from stockholders	(2,526)	(2,325)
Accumulated deficit	(134,951)	(78,086)

Total stockholders’ equity	153,650	93,768

Total liabilities, redeemable common stock and stockholders’ equity	$168,518	$104,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEARME
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2000	1999		2000	1999

Net revenues:
Live Communities	$3,513		$2,098	$10,610	$4,683
Technology Products	3,065		2,034	10,338	4,809

Total revenues	6,578		4,132	20,948	9,492

Cost of net revenues:
Live Communities	1,408		840	5,046	2,492
Live Communities – warrant expense	—		—	—	849
Technology Products	445		255	1,341	779

Total cost of revenues	1,853		1,095	6,387	4,120

Gross profit	4,725		3,037	14,561	5,372

Operating expenses:
Research and development	3,383		1,901	9,595	5,167
Sales and marketing	6,824		4,142	23,766	9,941
General and administrative	3,275		1,552	9,337	4,605
In-process research and development	—		—	550	—
Amortization of goodwill and intangibles	12,645		—	28,088	—
Stock based compensation	892		959	2,635	2,857

Total operating expenses	27,019		8,554	73,971	22,570

Loss from operations	(22,294)		(5,517)	(59,410)	(17,198)

Interest and other income (expense), net	533		757	427	1,262
Loss before provision for income taxes	$(21,761)		$(4,760)	$(58,983)	$(15,936)

Provision for income taxes	—		—	2,118	—

Net loss	$(21,761)	$	(4,760)	$(56,865)	$(15,936)

Other comprehensive income:
Unrealized gain on investments	$18		$210	$(603)	$301

Comprehensive loss	$(21,743)		$(4,550)	$(57,468)	$(15,635)

Net loss per common share:
Basic and diluted	$(0.78)		$(0.21)	$(2.18)	$(1.18)

Pro forma	$(0.78)		$(0.21)	$(2.18)	$(0.82)

Weighted average shares outstanding:
Basic and diluted	27,898		21,571	26,036	13,268

Pro forma	27,898		21,571	26,036	19,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEARME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,

	2000	1999

Cash used in operating activities	$(25,070)	$(11,526)

Cash flows from investing activities:
Purchase of investments	(13,945)	(30,436)
Proceeds from sale of investments	42,950	—
Long term investment	(300)	—
Purchase of restricted cash	(50)	—
Payments for AudioTalk acquisition, net of cash acquired of $6,371	(3,629)	—
Acquisition of property and equipment	(4,164)	(2,488)

Net cash provided by (used in) investing activities	20,862	(32,924)

Cash flows from financing activities:
Payments of notes payable	—	(4,453)
Payments under capital lease obligations	(509)	(350)
Payment of redeemable common stock	(13)	—
Issuance of notes payable for insurance premium	—	434
Proceeds from repayment of stockholder notes	106	—
Proceeds from term loan	2,888	—
Proceeds from exercise of common stock options and warrants, net of repurchase	437	808
Proceeds from employee stock purchase plan	767	—
Proceeds from issuance of Series E preferred stock, net	—	18,797
Proceeds from initial public offering, net of issuance costs	—	73,890

Net cash provided by financing activities	3,676	89,126

Net increase (decrease) in cash and cash equivalents	(532)	44,676

Cash and cash equivalents, beginning of period	28,363	1,114

Cash and cash equivalents, end of period	$27,831	$45,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEARME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

1.   Summary of Significant Accounting Policies

      Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at September 30, 2000 and 1999 have been included.

             The condensed consolidated financial statements include those of HearMe (the ”Company”) and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

             Results for the three months and nine months ended September 30, 2000 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Form 10-K dated March 30, 2000, as filed with the Securities and Exchange Commission.

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

      Pro Forma Net Loss Per Share

             Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company’s Series A, Series B, Series C, Series D and Series E preferred stock into shares of the Company’s common stock effective upon the closing of the Company’s initial public offering as if such conversion occurred on January 1, 1999 for Series A, B, C and D and on January 19, 1999 for Series E. Pro forma common equivalent shares, comprised of unvested common stock, and incremental common shares issuable upon the exercise of stock options and warrants, are not included in pro forma diluted net loss per share because they would be anti-dilutive.

      Accounting for Derivatives

              In June 1998, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. In July 1999, FASB issued SFAS No. 137 (SFAS 137), “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133.” SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. The Company does not believe the adoption of SFAS 133 and SFAS 137 will have a material effect on the Company’s consolidated results of operations or financial condition.

      Revenue Recognition in Financial Statements

             In December 1999, the Securities and Exchange Commission Staff issued Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which pertains to guidance on the recognition presentation and disclosure on revenue in financial statements. The Company is currently evaluating the impact of SAB 101.

2.   Segment Information

             Operating losses for the Company’s two segments, the Live Communities segment and the Technology Products segment, were as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30

	2000	1999	2000	1999

Live Communities	$(3,199)	$(3,679)	$(19,582)	$(10,987)
Technology Products	(5,558)	(879)	(8,555)	(3,354)
In-process research and development	—	—	(550)	—
Goodwill and intangibles amortization	(12,645)	—	(28,088))	—
Stock based compensation	(892)	(959)	(2,635)	(2,857)

Total loss from operations	$(22,294)	$(5,517)	($59,410)	$(17,198)

3.   Acquisitions:

      Resounding Acquisition:

             On October 20, 1999, the Company completed its acquisition of Resounding Technology, Inc. (“Resounding”), a Delaware corporation. This acquisition was accomplished by the statutory merger (the “Merger”) of RTI Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, with and into Resounding. The acquisition is being accounted for under the purchase method of accounting.

             The Merger was accomplished pursuant to an Agreement and Plan of Merger dated as of September 27, 1999, among the Company, Resounding and RTI Acquisition Corp. and a related Certificate of Merger, following approval by the stockholders of Resounding and satisfaction of other closing conditions. The acquisition was paid through the issuance of 1,585,488 shares of the Company’s common stock, the assumption of 153,048 stock options and payment in cash to certain of Resounding’s stockholders in the amount of $175,000. The portion of the consideration in the form of the Company’s stock was distributed using an exchange ratio of .331 for each share or option of Resounding. Of the 1,585,488 shares of common stock, 317,085 shares are held by an escrow agent to serve as security for the indemnity provided by certain stockholders of Resounding. In July 2000, we authorized the escrow agent to release 158,543 shares from the escrow fund. The Company accounted for this acquisition in the fourth quarter of fiscal 1999. The purchase price of approximately $23,485,000 includes $22,601,000 of stock, issued at fair value (fair value being determined as the average price of the HearMe stock for a period three days before and after the announcement of the merger) less a discount of $1,479,000 due to the restricted nature of the stock, $1,908,000 in RTI stock option costs (being determined under the Black Scholes formula), $175,000 in cash and $280,000 in estimated expenses of the transaction. The purchase price was allocated as follows: $260,000 to the estimated fair value of RTI net tangible assets purchases (as of September 27, 1999), $2,600,000 to purchased existing technology, ($1,840,000) to establish deferred tax liabilities associated with certain intangibles acquired, $850,000 to purchased in-process research and development, $700,000 to workforce-in-place, $1,300,000 to non-compete agreements and $19,61 5,000 to goodwill. The allocation of the purchase price to intangibles was based upon an independent third party appraisal and management’s estimate. The intangible assets and goodwill acquired have estimated useful lives of 2 years.

             Pro forma condensed results of operations for the combined company as if the transaction had consummated at the beginning of the earliest period presented and carried forward into 2000 are as follows:

HEARME
PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(Actual)	(Pro forma)	(Actual)	(Pro forma)

Revenues	$6,578	$4,132	$20,948	$9,492
Cost of revenues	1,853	1,095	6,387	4,120

Gross profit	4,725	3,037	14,561	5,372

Loss from operations	(22,294)	(8,835)	(59,410)	$(27,101)
Net loss	$(21,761)	$(8,078)	$(56,865)	$(25,601)

Net loss per common share:
Basic	$(0.78)	$(0.36)	$(2.18)	$(1.86)

Diluted	$(0.78)	$(0.36)	$(2.18)	$(1.31)

Weighted average shares outstanding:
Basic	27,898	22,241	26,036	13,745

Diluted	27,898	22,241	26,036	19,562

             There were no transactions between the Company and RTI during the periods presented.

      AudioTalk Acquisition:

             On April 3, 2000, the Company completed its acquisition of AudioTalk Networks, Inc. (“AudioTalk”), a California corporation. The Merger Agreement provided for the merger of a newly formed wholly owned subsidiary of HearMe with and into AudioTalk. AudioTalk became a wholly owned subsidiary of HearMe. The acquisition is being accounted for under the purchase method of accounting.

             The Merger was accomplished pursuant to an Agreement and Plan of Merger dated as of March 8, 2000, among the Company, AudioTalk and AT Acquisition Corp. and a related Certificate of Merger, following approval by the stockholders of AudioTalk and satisfaction of other closing conditions. The acquisition was paid through the issuance of 4,520,327 shares of the Company’s common stock, the assumption of 297,601 stock options and payment in cash to AudioTalk shareholders in the amount of $10,000,000. The portion of the consideration in the form of the Company’s stock was distributed using an exchange ratio of .272 for each share of AudioTalk. Of the 4,520,327 shares of common stock, 523,645 shares are held by an escrow agent to serve as security for the indemnity provided by certain shareholders of AudioTalk. The Company accounted for this acquisition in the second quarter of fiscal 2000.

             The purchase price of approximately $116,700,000 includes approximately $100,500,000 of stock, issued at fair value (fair value being determined as the average price of the HearMe stock for a period three days before and after the announcement of the merger), approximately $5,700,000 in AudioTalk stock option costs (being determined under the Black Scholes formula), $10,000,000 in cash and $500,000 in estimated expenses of the transaction. The purchase price was allocated as follows: $6,400,000 to the estimated fair value of AudioTalk net tangible assets purchased (as of April 3, 2000), $580,000 to purchased existing technology, ($1,092,000) to establish deferred tax liabilities associated with certain intangibles acquired, $550,000 to purchased in-process research and development, $900,000 to existing sales contracts, $1,250,000 to workforce-in-place and $108,100,000 to goodwill. The allocation of the p urchase price to intangibles was based upon an independent third party appraisal and management’s estimates. This information should be read in conjunction with the Company’s Form 8-K/A dated May 5, 2000 as filed with the SEC.

             Pro forma condensed results of operations for the combined company as if the transaction had consummated at the beginning of the earliest period presented and carried forward into 2000 are as follows:

HEARME
PROFORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30

	2000	1999	2000	1999

	(Actual)	(Pro forma)	(Pro forma)	(Pro forma)

Revenues	$6,578	$4,132	$21,051	$9,492
Cost of revenues	1,853	1,095	6,387	4,120

Gross profit	4,725	3,037	14,664	5,372

Loss from operations	(22,294)	(15,304)	(60,585)	$(46,983)
Net loss	$(21,761)	$(14,547)	$(58,040)	$(45,483)

Net loss per common share:
Basic	$(0.78)	$(0.61)	$(2.23)	$(2.93)

Diluted	$(0.78)	$(0.61)	$(2.23)	$(2.13)

Weighted average shares outstanding:
Basic	27,898	23,911	26,036	15,509

Diluted	27,898	23,911	26,036	21,326

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

             This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends” and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Certain Business Risks” and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

             HearMe develops, licenses and operates technologies that enable us and other Internet sites to create and manage voice-enabled real time interactive experiences. We were incorporated and commenced operations in January 1995. From inception through September 1996, our activities primarily consisted of recruiting employees and raising capital, performing product and technology development, engaging in marketing activities and negotiating strategic relationships. In November 1995, we entered into an agreement with PSINet, Inc. for the deployment of a low-latency network, which provided a platform for launching and operating the Mplayer.com service. Testing of the Mplayer.com service began in February 1996 and the service was launched commercially in October 1996. In April 1996, we licensed our Live Community software and network services to SegaSoft Networks, Inc., which occurred concurrently w ith an equity investment by affiliates of SegaSoft’s parent, CSK Corporation. In January 1999, we launched HearMe.com, our second Live Community service. During the period from January 1995 to June 30, 1999, we raised gross proceeds of approximately $54.9 million from the sale of equity securities to venture capital investors and strategic partners. The proceeds from these financings were primarily used to finance our research and development and the sales and marketing of our products and services. In May and June 1999, we raised gross proceeds of approximately $80.7 million from the sales of common stock through the initial public offering. A portion of the proceeds from this offering is being used to finance research and development and sales and marketing activities.

             In September 1999, we announced that we would commence doing business under the name HearMe.

             We generate our revenues from two business units, Live Communities and Technology Products. With respect to Live Communities, we derive the majority of revenues from advertising fees. While the Mplayer.com services are free to all registered members, until September 1999, some users also paid subscription fees to us in exchange for access to premium services such as special events, rankings and ratings, contests, magazine subscriptions, special features and exclusive games. We also had a subscription plan that allowed the members to purchase a year’s subscription up front at a discounted rate. As of September 1999, we terminated the subscription fee program and extended our services free to all of our members. Additionally, we have begun to derive revenues from e-commerce activities, including fees from special event promotions and merchandise sales and from opt-in e-mail programs. Advertising revenue is recognized ratably over the term of each particular advertising agreement. E-commerce revenue is recognized when notification of shipment has taken place and the revenue has been earned. Subscription revenue through September 1999 was recognized ratably over the related subscription period. Any unearned but paid member subscription fees remaining at September 30, 1999 were reimbursed to the members in October 1999. With respect to Technology Products, we derive revenues from licensing fees for our technology, including our Voice Server and Voice Network products for electronic customers relationship management and conferencing and Pop.X product that enables others to create real time interactive applications and related services. We also derive incremental Technology Products revenues from service, maintenance and upgrade fees. Service revenues are recognized over the period in which services are provided. Development revenue is recognized at the time services are completed or as developme nt milestones are achieved. License revenue is recognized in the period earned. Deferred revenue consists primarily of monthly service revenue billed and paid in advance.

             Since we launched our first Live Community service in October 1996 and began negotiating certain license agreements through the Technology Products business unit, we have generated $47.4 million in net revenues through September 30, 2000. For the period from inception to September 30, 2000 we have incurred a cumulative net loss of $135.0 million, of which $14.5 million came from a one-time write-off of goodwill and in-process research and development expenses associated with our acquisition of Catapult Entertainment, Inc. (“Catapult”) $12.3 million from a write-off of goodwill and in-process research and development expenses associated with our acquisition of Resounding and $20.3 million from a write-off of goodwill and in-process research and development expenses associated with our acquisition of AudioTalk.

             Cost of net revenues for Live Communities consists primarily of the cost of operating the network infrastructure and royalties paid to third party content providers. Cost of net revenues for Technology Products consists primarily of network operating expenses in conjunction with providing hosted services to certain Technology Products customers.

             Our operating expenses consist of sales and marketing expenses, research and development expenses and general and administrative expenses. Sales and marketing expenses consist principally of salaries paid to employees in sales and marketing activities, advertising, promotional materials and programs, public relations costs and travel. Research and development expenses consist principally of salaries and compensation paid to employees and consultants engaged in research and development activities and product testing. General and administrative expenses consist principally of salaries and compensation paid to employees and consultants in the administrative departments including finance, human resources and legal and costs relating to facilities, infrastructure and related depreciation, in-house and outside legal and accounting fees and related costs and travel. All operating costs are expensed as incurred.< /font>

             We have a limited operating history upon which an evaluation of our current business and our prospects can be based. In addition, our revenue model is evolving and relies substantially upon the licensing of our technology and the sale of advertising on our Mplayer.com services. Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. Our results of operations and financial condition may be subject to volatility in future periods.

Results of Operations

      Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

             Net revenues. Our total net revenues increased by 59% from $4.1 million for the three months ended September 30, 1999 to $6.6 million for the three-month ended September 30, 2000. Live Communities net revenues grew by $1.4 million or 67% from $2.1 million for the three months ending September 30, 1999 to $3.5 million for the period ending September 30, 2000. This increase was primarily driven by growth in advertising revenues associated with an expanding number of advertisers and the growth of traffic and usage time in our Live Communities. Technology Products net revenues grew by $1.1 million or 51% from $2.0 million for the three months ending September 30, 1999 to $3.1 million for the period ending September 30, 2000. The increase was due to increased technology licensing fees earned from both new and existing customers during the periods.

             Cost of net revenues. Live Communities cost of net revenues primarily consists of the cost of operating the network infrastructure and royalties paid to third party content providers. Cost of net revenues for Technology Products consists primarily of network operating expenses in conjunction with providing hosted services to certain Technology Products customers. Our cost of net revenues was $1.9 million for the period ended September 30, 2000, or 28% of net revenues, as compared to $1.1 million or 27% of net revenues for the period ended September 30, 1999. The absolute increase in cost of net revenues was due to the significant increase in Live Communities subscriber usage and the resulting increase in server and network costs between September 30, 1999 and September 30, 2000. Technology Products cost of net revenues showed a slight increase, which was attributable to server costs associated with hosting services provided to certain Technology Products customers.

             Research and development. Research and development expenses were $3.4 million, or 51% of net revenues, for the period ended September 30, 2000 compared to $1.9 million or 46% of net revenues for the period ended September 30, 1999. Research and development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of HearMe’s technology and consumer websites. The increase in research and development expenses was primarily due to an increase in salary expense in 2000 as additional engineers were hired to support the development of our new Voice Products and enhancements to our Live Communities websites and to additional consulting fees and software expenditures associated with these projects. We believe that significant investments in product development are required to remain competitive.

Consequently, we expect to incur increased product development expenditures in absolute dollars in future periods. As a percentage of net revenues, we anticipate that research and development expenses will range from 35% to 51% during 2000, however, anticipated spending levels might vary as a result of potential future acquisitions and business combinations.

             Sales and marketing. Sales and marketing expenses were $6.8 million for the period ended September 30, 2000 or 104% of net revenues compared to $4.1 million or 100% of net revenues for the period ended September 30, 1999. Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation and employee-related expenses, sales commissions and travel costs. Sales and marketing expenses increased slightly as a percentage of net revenues from 1999 to 2000 primarily due to the completion of the Company’s national branding campaigns and increases in sales headcount. The absolute increase in sales and marketing expenses was due an increase in headcount in the marketing group, increases in advertising sales headcount and related commissions and travel expenses, and an increase in headcount of the Technology Products marketing and sales force and related comm issions and travel expenses. The absolute expense for the three months ended September 30, 2000 was substantially lower than the $10.2 million in the three months ended June 30, 2000 as we completed our national branding campaign. As a percentage of net revenues, we currently anticipate that annual sales and marketing expenses will range from 90% to 110% during 2000 due to announced sales and marketing plans and the related headcount.

             General and administrative. General and administrative expenses were $3.3 million, or 50% of net revenues for the period ended September 30, 2000, compared to $1.6 million or 38% of net revenues for the period ended September 30, 1999. General and administrative costs increased primarily due to higher salary expenses resulting from additional headcount in the finance, administrative and operations areas required to support our expanded infrastructure, as well as higher legal expenses. We believe that the absolute dollar level of general and administrative expenses will decrease in future periods, as a result of lower fees for legal services. As a percentage of net revenues, we currently anticipate that general and administrative expenses will be approximately 40% during 2000, however, anticipated spending levels may vary as a result of potential future acquisitions and business combinations.

             Amortization of intangibles. As part of the Resounding and AudioTalk acquisitions, we recorded amortization of intangible assets consisting primarily of goodwill in the amount of $12.6 million for the period ended September 30, 2000. The related assets are being amortized over a 2 or 3-year period beginning October 1999 for Resounding and April 2000 for AudioTalk. In addition, we recorded a one time in-process research and development write-off of $550,000 in relation to the AudioTalk acquisition.

             Stock based compensation. Stock based compensation expenses were $0.9 million, or 14% of net revenues, for period ended September 30, 2000 as compared to $1.0 million, or 23% of net revenues, for the period ended September 30, 1999. The slight decrease relates to a decrease in the number of options outstanding as some of the earlier option grants became fully vested or the options were terminated .

             Interest and other income (expense), net. Interest and other income (expense), net includes interest income earned on the short-term investment of cash, and interest expense primarily related to capital lease and debt obligations.

      Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

             Revenues. Net revenues increased 121% from approximately $9.5 million for the nine months ended September 30, 1999 to approximately $21.0 million for the nine months ended September 30, 2000. Net revenues from Live Communities increased 127% from $4.7 million to $10.6 million for the nine months ended September 30, 2000. This increase was primarily driven by growth in advertising revenues associated with an expanding number of advertisers and the growth of traffic and usage time in our Live Communities. Net revenues from Technology Products increased 115% from approximately $4.8 million for the nine months ended September 30, 1999 to approximately $10.3 million for the nine months ended September 30, 2000. The increase was due to increased technology licensing fees earned from a growing number of customers for our Voice Products and Pop.X technology during the period.

             Cost of revenues. Cost of revenues increased 55% from approximately $4.1 million, or 43% of net revenues, for the nine months ended September 30, 1999 to approximately $6.4 million, or 30% of net revenues, for the nine months ended September 30, 2000. Cost of revenues was higher as a percentage of net revenues for the nine month period ending September 30, 1999, 34% exclusive of the charge of $849,000 associated with a warrant to purchase 120,000 common shares which was granted to an internet service provider in 1995, the terms of which were finalized during the nine months ended September 30, 1999. The absolute increase in cost of revenues was due to the significant increase in Live Communities subscriber usage and the resulting increase in server and network costs between 1999 and 2000. Cost of revenues for Live Communities increased from approximately $2.5 million for the nine months ended September 30, 1999 to approximately $5.0 million for the nine months ended September 30, 2000 excluding the warrant expense discussed above. Cost of revenues for Technology Products increased from approximately $779,000 for the nine months ended September 30, 1999 to approximately $1.3 million for the nine months ended September 30, 2000. The increase was attributable to server costs associated with hosting services p rovided to certain Technology Products customers.

             Research and development. Research and development expenses increased 86% from approximately $5.2 million, or 54% of net revenues, for the nine months ended September 30, 1999 to approximately $9.6 million, or 46% of net revenues, for the nine months ended September 30, 2000. The increase in research and development expenses was primarily due to additional engineers hired to support the development of our new Voice Products and enhancements to our Live Communities websites and to additional consulting fees and software expenditures associated with these projects.

             Sales and marketing. Sales and marketing expenses increased 139% from approximately $9.9 million, or 105% of net revenues, for the nine months ended September 30, 1999, to approximately $23.8 million, or 113% of net revenues, for the nine months ended September 30, 2000. The increase in sales and marketing expenses consists primarily of costs associated with our national branding campaign, other marketing-related expenses including trade shows, compensation and employee-related expenses, sales commissions and travel costs. Increases in headcount consisted of a higher number of Live Communities marketing personnel and an increase in headcount of the Technology Products and Live Communities sales forces.

             General and administrative. General and administrative costs increased 103% from approximately $4.6 million, or 49% of net revenues, for the nine months ended September 30, 1999 to approximately $9.3 million, or 45% of net revenues, for the nine months ended September 30, 2000. General and administrative costs increased primarily due to higher salary expenses resulting from additional headcount in the finance, administrative and operations area required to support our expanded infrastructure as well as higher legal costs.

             Amortization of intangibles. As part of the Resounding and AudioTalk acquisitions in late 1999 and early 2000, respectively, we recorded amortization of intangible assets consisting primarily of goodwill in the amount of $28.1 million for the period ended September 30, 2000. The related assets are being amortized over a 2 or 3-year period beginning October 1999 for Resounding and April 2000 for AudioTalk. In addition, we recorded a one time in-process research and development write-off of $550,000 in relation to the AudioTalk acquisition.

             Stock based compensation. Stock based compensation costs decreased from approximately $2.9 million or 30% of net revenues in the nine months ended September 30, 1999 to approximately $2.6 million or 13% of net revenues in the nine months ended September 30, 2000. The slight decrease relates to a decrease in the number of options outstanding as some of the earlier option grants became fully vested or were terminated.

             Interest and other income (expense), net. Interest and other income (expense), net includes interest expense primarily related to lease and debt obligations and interest income earned on the short-term investment of cash.

Liquidity and Capital Resources

             HearMe invests excess cash in debt instruments that are highly liquid, of high-quality investment grade and predominantly have maturities of less then one year with the intent to make such funds readily available for operating purposes. At September 30, 2000, the Company had cash and cash equivalents and investments in marketable debt securities totaling $40.6 million compared to $69.3 million at December 31, 1999.

             For the period ended September 30, 2000 net cash used in operating activities was primarily a result of funding ongoing expansion of our research and development and sales and marketing efforts and the resulting larger infrastructure and support functions. For the period ended September 30, 1999, net cash used in operating activities was primarily a result of funding ongoing operations.

             Net cash provided by investing activities was $20.9 million for the period ended September 30, 2000 compared to $(32.9) million for the period ended September 30, 1999. This was primarily $4.2 million in purchases of property and equipment. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities and are expected to increase in future periods. For the period ended September 30, 2000 net cash used in investing activities includes the purchase of short-term investments.

             Net cash provided by financing activities for the period ended September 30, 2000 was $3.7 million as compared to net cash provided by financing activities for the period ended September 30, 1999 of $89.1 million. The major sources of financing activities during the period ended September 30, 2000 was proceeds from a new term loan of $2.9 million as compared to the period ended September 30, 1999 in which the sale of Series E preferred stock generated net proceeds of approximately $18.8 million and the initial public offering proceeds of $73.9 million.

             In 1995, we entered into a capital lease agreement with an investor group and drew down all available funds of approximately $1.5 million. We entered into a Loan and Security Agreement with a financial institution in July 1998. The agreement consisted of a term loan for $1.5 million, an accounts receivable revolving line of credit for $1.5 million and a capital equipment loan of $1.0 million. Amounts borrowed under these agreements are collateralized by substantially all our assets, bear interest at the prime rate plus two percent and were scheduled to mature on September 30, 1999. By December 1998, we had drawn down $1.5 million against the term loan agreement and approximately $1.0 million against the capital equipment agreement. In January 1999, we fully repaid the term loan with a portion of the net proceeds from the sale of our Series E Preferred Stock in January 1999. In May 1999 we fully rep aid the equipment loan from the proceeds of the initial public offering. In May 2000, we entered into a term loan with a bank for an asset financing line of up to $3,000,000, payable over a 36-month period at a interest rate of prime plus 1%. The agreement allows us to draw down advances through September 30, 2000. We had drawn down approximately $2,888,000 as of the September 30, 2000 deadline date. Amounts borrowed under this agreement are collateralized by substantially all of our tangible assets .

             We currently anticipate that the net proceeds of $73.9 million from the public offering which we completed in May 1999 and from the exercise of the underwriters’ overallotment in June 1999, together with our existing lines of credit and available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds in the future in order to fund more aggressive brand promotions and more rapid expansion, to develop new or enhanced products or services, to fund acquisitions, to respond to competitive pressures, or to acquire complementary businesses, technologies or services. There can be no assurance that additional financing will be available on terms favorable to us, or at all.

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

             We have had substantial losses since our inception and our operating losses may increase in the future. Accordingly, we cannot assure you that we will ever become or remain profitable. If our revenues fail to grow at anticipated rates, our operating expenses increase without a commensurate increase in our revenues or we fail to adjust operating expense levels accordingly, our business, results of operations and financial condition will be adversely affected. As of September 30, 2000, we had an accumulated deficit of $135 million. Although we have experienced growth in net revenues, members, customers and Internet reach in recent periods, we cannot be certain that our growth rates will continue at their current levels or increase in the future.

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

             Our Technology Products revenues have accounted for a significant portion of our revenues to date. Historically, we have received most of our Technology Products revenues from a small number of sales and license agreements. Therefore, any downturn in the business of these customers or potential customers could have a material adverse effect on our revenues and quarterly results of operations. The potential consolidation of the Internet industry, in particular involving businesses that rely primarily on consumers, could also have a material adverse effect on our revenues and quarterly results of operations. We believe that a customer’s decision to license our technology is relatively discretionary and, for large-scale users, often involves a significant long-term commitment of resources. We currently have over 100 Technology Products customers.

             Our Technology Products customers often take a long time to evaluate our products and services and many people are involved in the sales process. The long sales and implementation cycles for our products and services and the timing of these sales may cause license and service revenues and operating results to vary significantly from period to period. We spend a lot of time educating and providing information to our prospective customers regarding the use and benefits of our products and services. Even after deciding to license our products, our customers tend to deploy our products slowly and deliberately depending on the expertise of the customer, the size of deployment, the complexity of the customer’s system architecture, the quantity of hardware involved and the degree of hardware and software configuration necessary to deploy our products.

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

             Furthermore, our advertising revenues are based in part on the amount of traffic on Mplayer.com. Accordingly, if the amount of traffic on our Live Communities falls below our expectations or those of existing or potential advertisers, we may lose advertising customers. In addition, substantially all of our advertising contracts require us to guarantee a minimum number of impressions. In the event that we fail to deliver the minimum number of impressions, we could be required to provide credit for additional impressions and we may have to reduce advertising rates in order to maintain existing advertisers and attract new advertisers.

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

             As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on our business, results of operations and financial condition. In order to accelerate the promotion of our brands, we intend to significantly increase our marketing budget. Such an increase in marketing expenditures may adversely affect our results of operations for a number of quarterly periods.

             Due to our relatively short operating history, we have limited meaningful historical financial data upon which to base our planned operating expenses. Accordingly, our expense levels are based in part on our expectations as to future revenues from advertising, software licensing fees; commerce revenue-sharing arrangements and our anticipated growth in memberships and to a large extent are fixed. We cannot be certain that we will be able to accurately predict our revenues, particularly in light of the intense competition for the sale of Web-based advertisements, revenue-sharing opportunities and new members, our limited operating history and the uncertainty as to the broad acceptance of the Web as an advertising and commerce medium. We also cannot be certain as to the broad acceptance of Voice over the Internet. If we fail to accurately predict revenues in relation to fixed-expense levels, our business, results of operations and financial condition could be adversely affected.

             Although we view our strategic relationships with media, Internet and technology companies as a key factor in our overall business strategy, we cannot be certain that we will be successful in developing new strategic relationships or that our strategic partners will view such relationships as significant to their own business or that they will continue their commitment to us in the future. Our business, results of operations and financial condition and our stock price may be materially adversely affected if any strategic partner discontinues its relationship with us for any reason. Additionally, any party to a strategic agreement with us may fail to perform its contractual obligations and we cannot be certain that we could enforce any such agreement. We do not generally establish minimum performance requirements for our strategic partners but instead rely on their voluntary efforts. In addition, either pa rty with little notice may terminate most of these agreements. Therefore, we cannot be certain that these relationships will be successful.

             We have derived a significant portion of our revenues to date from the sale of advertisements and currently intend to continue to do so in the future. If the Web does not continue its development as an effective advertising medium, this could have a material adverse effect on our business, financial condition and results of operations. Intense competition in the sale of advertising on the Web has resulted in a wide variety of pricing models, rate quotes and advertising services, making it difficult to project future levels of advertising revenues and rates. It is also difficult to predict which pricing models, if any, will achieve broad acceptance among advertisers. Our current strategy is to continue to emphasize advertising as a method of generating revenues. Our current business model is therefore highly dependent on the amount of traffic on our Web site. This type of business model, however, is relati vely unproven. The Internet as an advertising medium has not been available for a sufficient period of time to gauge our effectiveness as compared with traditional advertising media. Many of our advertisers have only limited experience with the Web as an advertising medium, have not yet devoted a significant portion of their advertising budgets to Web-based advertising and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. To date, advertising on the Web represented a nominal portion of overall advertising revenues in the United States. Our ability to generate significant advertising revenues will also depend on, among other things, our ability to provide advertisers with a large base of users possessing demographic characteristics attractive to advertisers as well as our ability to develop or acquire effective advertising delivery and measurement systems.

             The process of managing advertising within large, high-traffic Web sites such as ours is an increasingly important and complex task. Any extended failure of, or material difficulties encountered in connection with, our advertising management system may expose us to “make good” on obligations with our advertisers, which, by decreasing saleable advertising inventory would reduce revenues and have a material adverse effect on our business, results of operations and financial condition. We license our advertising sales and management system from DoubleClick Inc. Any replacement of this system could disrupt our ability to manage our advertising operations for a period of time. In addition, to the extent that we encounter system failures or material difficulties in the operation of this system, we could be unable to deliver banner advertisements and sponsorships through our Web site.

             As part of our business strategy, we review acquisition prospects that would complement our existing business or enhance our technological capabilities such as our recently completed acquisition of Resounding Technology and AudioTalk. Future acquisitions by us could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect our results of operations. Furthermore, acquisitions entail numerous risks and uncertainties, including difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies, diversion of management’s attention from other business concerns, risks of entering geographic and business markets in which we have no or limited prior experience and potential loss of key employees and customers of acquired organizations. Other risks associated with acquisitions include those relating to the correct assessment of the relative percentages of in-process research and development expense which can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset, the failure to successfully develop and integrate acquired in-process technology resulting in the impairment of amounts capitalized as intangible assets, unanticipated expenses related to technology integration and the maintenance of uniform standards, controls, procedures and policies. We may not be successful in addressing these risks or any other problems encountered with such acquisitions.

             Our future success depends in large part upon our ability to aggregate and deliver compelling content over the Internet. If we fail to aggregate and deliver compelling third party content to our users, Web traffic to our site might decrease and, as a result, advertising revenue might decrease. This could have a material adverse effect on our business, results of operations and financial condition. Although we create some of our own content such as poker and chess, we also rely on third-party content providers, such as game developers, for entertaining content. Our ability to aggregate and deliver compelling content provided by third parties may be adversely impacted by a number of factors, including the following: third parties may increase the price of the content they provide, many of our third-party content providers compete with us for members and advertising and may decide not to provide us with cont ent, our contracts with third-party content providers are usually short-term and may be canceled if we do not fulfill our obligations and our competitors and many of our third-party content providers provide content that is similar or the same as our content and may do so at a lower cost.

             The performance of our server and networking hardware and software infrastructure is critical to our business and reputation and our ability to attract Web users, advertisers, new members, technology partners and commerce partners to use our Websites and hosting services. If system failures were sustained or repeated, our advertising and hosting revenues, our reputation and the attractiveness of our brand name could be impaired. Because we have incorporated third-party software into our systems and we depend upon Internet service providers to provide consumers with access to our products and services, we are limited in our ability to prevent system failures. We have sustained system failures for significant periods of time and may experience similar failures in the future. Users have also occasionally experienced difficulties due to system failures unrelated to our systems. These system failures could cau se an interruption in our Live Community services resulting in less traffic.

             Despite the implementation of security measures, our networks may be vulnerable to unauthorized and illegal access, computer viruses and other disruptive problems. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing our Web sites, which could have a material adverse effect on our business, results of operations and financial condition. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our Internet operations. Internet service providers and online service providers have in the past experienced and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. We may be required to expend significant capital or other resources to prot ect against the threat of security breaches or to alleviate problems caused by breaches. Although we intend to continue to implement industry-standard security measures, we cannot be certain that measures implemented by us will not be circumvented in the future.

             Our future success depends upon our ability to enhance our current products and services and to develop and introduce new products and services that will achieve market acceptance. If we do not adequately respond to the need to develop and introduce new products or services, then our business, operating results and financial condition will be adversely affected. The market for our products is characterized by: rapid technological advances, evolving standards in the Internet, communications and software markets, changes in customer requirements and frequent new product and service introductions and enhancements. We cannot be certain that we will be successful at integrating new technology into the Live Communities and our HearMe Technology Products on a timely basis. In addition, the integration of new technology may degrade the responsiveness and speed of the Live Communities and our HearMe Technology Pro ducts and we cannot be certain that, once integrated, the new technology will function as expected. Major product enhancements and new products and services often require long development and testing periods to achieve market acceptance. In addition, our software products are complex and, despite vigorous testing and quality control procedures, may contain undetected errors or “bugs” when first introduced or updated. Any inability to timely deliver quality products and services could have a material adverse effect on our business, results of operations and financial condition.

             We currently sell the vast majority of our Technology Products and services through our internal sales staff. If demand for our products and services increases, however, we will need to enter into reseller arrangements with Web development firms, enterprise applications resellers and OEM partners to distribute our products and technologies. If we do not adequately develop and maintain a network of resellers and OEMs, our business, results of operations and financial condition could be adversely impacted. Resellers and OEMs frequently have exclusive sales territories pursuant to individually negotiated contracts, which may limit our ability to build and expand our network of resellers and OEMs. In addition, some resellers and OEMs may offer products of one or more of our competitors and they may emphasize our competitors’ products at the expense of our products.

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

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

             We filed a patent infringement suit against Lipstream Networks, Inc. and Lipstream Networks, Inc., d.b.a. Delaware Lipstream Networks, Inc. in the United States District Court, Northern District of California, San Jose Division. On October 13, 1998, we were issued United States Patent No. 5,822,523, entitled “Server-Group Messaging System for Interactive Applications,” which is the subject of the patent infringement lawsuit. On January 26, 2000 we moved to amend our patent infringement suit against Lipstream Networks, Inc. and Lipstream Networks, Inc., d.b.a. Delaware Lipstream Networks, Inc. to include United States Patent No. 6,018,766 entitled “Server-Group Messaging System for Interactive Applications.” Our action alleged that Lipstream infringes these patents through the sale and licensing of its products. On August 30, 2000 the Company and Lipstream Networks, Inc. announced that they settled the litigation between the two companies.

             In addition, from time to time we have been and expect to continue to be subject to legal proceedings and claims by third parties in the ordinary course of business, including claims of alleged infringement of third-party trademarks and other intellectual property rights against our licensees or us. Third party claims like these, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could materially and adversely affect our business, financial condition and results of operations.

Item 2. Changes in Securities and Use of Proceeds

             (c) Recent Sales of Unregistered Securities.

               None

             (d) Use of Proceeds from Sales of Registered Securities.

             On May 4, 1999, we completed an initial public offering of our Common Stock, $0.00005 par value. The managing underwriters in the offering were BancBoston Robertson Stephens, Thomas Weisel Partners LLC, Warburg Dillon Read LLC and Wit Capital Corporation (the “Underwriters”). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the “Registration Statement”) (Reg. No. 333-72437) that was declared effective by the SEC on April 28, 1999. The offering commenced on April 29, 1999, on which date, 3,900,000 shares of Common Stock registered under the Registration Statement were sold at a price of $18.00 per share. The Underwriters also exercised an overallotment option of 585,000 shares, which closed on June 2, 1999. All 585,000 overallotment shares were sold at a price of $18.00 per share. The a ggregate price of the offering amount registered and sold was $80,730,000. In connection with the offering, we paid an aggregate of $5,651,100 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth the other material expenses incurred in connection with the offering:

Amount Paid

Securities and Exchange Commission registration fee	$50,000
NASD filing fee	5,500
NASDAQ National Market listing fee	95,000
Printing and engraving expenses	245,000
Legal fees and expenses	361,500
Accounting fees and expenses	189,700
Blue Sky qualification fees and expenses	3,000
Transfer Agent and Registrar fees	5,500
Miscellaneous fees and expenses	233,800

Total	$1,189,000

             After deducting the underwriting discounts and commissions and the offering expenses described above, we received net proceeds from the offering of approximately $73,900,000. Prior to using the net proceeds from the initial public offering of Common Stock, we have invested in interest bearing investment grade instruments and are funding our general operations. We have used the net proceeds primarily for working capital and general corporate purposes, including approximately $10.0 million for funding product development and approximately $24.0 million for expanding the sales and marketing organization over the period from April 28, 1999 through September 30, 2000. We may use a portion of the net proceeds for further development of our product lines through acquisitions of products, technologies and businesses. None of our net proceeds of the offering were paid directly or indirectly to any director, office r, general partner of HearMe or their associates, persons owning 10% or more of any class of equity securities of HearMe or an affiliate of HearMe.

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

HEARME
Date: November 13, 2000	By:	/s/ Linda R. Palmor

Linda R. Palmor Chief Financial Officer (Principal Accounting and Financial Officer)