Form 10-K405
period 2000-12-31
HEARME
filed 2001-03-30
CIK 1078693

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2000

Or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From
               TO

COMMISSION FILE NUMBER: 000-25399

HEARME
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3217317 (IRS Employer Identification No.)

685 CLYDE AVENUE
MOUNTAIN VIEW, CALIFORNIA 94043
(650) 429-3900
(Address, Including Zip Code and Telephone Number, Including Area Code, of the Registrant's Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.00005 par value

   Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /x/ No / /

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12,334,895 as of March 26, 2001 based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of outstanding shares of common stock, $0.00005 par value, outstanding as of the close of business on March 26, 2001: 29,117,792

FORM 10-K REPORT

PART I.

    The discussion in this annual report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of several factors, including those set forth under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1. BUSINESS:

    HearMe develops and licenses Voice over Internet Protocol (VoIP) technology for business and personal communications applications. We license this technology through a robust product line that offers service providers and equipment vendors flexibility in development, integration and deployment of communication applications. Our standards-based technology operates with VoIP software and devices produced by major infrastructure vendors, allowing service providers to easily deploy enhanced voice applications such as voice conferencing across their Internet Protocol (IP) networks. In addition, our industry-leading PC-to-phone, phone-to-phone, and PC-to-PC VoIP technologies add value to a variety of business applications offered by equipment vendors in the customer relationship management and VoIP Calling markets.

    HearMe's mission is to empower its customers with next generation communications, fundamentally and profitably revolutionizing the way people interact and companies do business. Since its inception in 1995, HearMe has been building solutions offering real-time, PC-to-PC voice interaction on the Internet. The Company's history has established HearMe as a proven leader in providing advanced, real-time voice communication software to businesses.

    In January 2001, HearMe divested its consumer Web-based business know as Live Communities and is now exclusively focused on licensing VoIP technology to the communications market.

Industry Background and Market Opportunity

    The VoIP market has grown steadily over the past few years as the demand for Internet access strained the limits of the public switched telephone network (PSTN) and as advances in IP technology have diminished the traditional PSTN advantages in reliability and quality. Industry analysts predict that the convergence of voice and data over one network will drive the market for VoIP infrastructure products and foster the growth of the VoIP services market. Synergy Research Group expects voice over packet access and infrastructure products to grow from $196 million in 2000 to $6.7 billion in 2005. On the services side, JP Morgan Chase & Co. estimates that 21 percent of business voice traffic will travel over packet networks by 2005 and that one in five residential calls will originate from or terminate on an IP device—resulting in significant revenues for service providers. Dataquest estimates that the market for VoIP services, particularly private carrier networks, will exceed $13.5 billion by 2004. HearMe develops and licenses technology for two markets that will be affected by the growth of VoIP services—the VoIP Calling and Customer Relationship Management (eCRM) markets.

The VoIP Calling Opportunity

    While revenues from VoIP services are expected to experience strong growth, carriers are experiencing shrinking margins, as VoIP for "cheap long distance" becomes more of a commodity and carriers are forced to cut their rates. The lack of service differentiation today for VoIP and the resulting pressure on profits has driven a need for higher margin enhanced services. There is an increasing demand for services, such as rich media that combine audio, images and data; call centers that integrate Web and voice access; conferencing; and availability services that can reach people on their PCs, mobile phones and telephones. Successfully deployed and marketed enhanced services will separate the winners from the losers among next generation service providers. According to U.S.

Bancorp Piper Jaffray Inc., the worldwide market for enhanced services will increase from $119 million in 1998 to over $8.6 billion by 2003.

    HearMe seeks to provide those enhanced services and applications. HearMe believes enhanced applications and end-user services based on Voice over IP technology will shape the communications market. Companies are just starting to deploy VoIP applications to increase productivity and lower costs. HearMe sees the ultimate evolution of voice communication as transformation of the traditional telephony infrastructure to a VoIP network ideally suited for the delivery of enhanced services.

The eCRM Opportunity

    According to Jupiter Communications, online shopping revenue is expected to grow to $41.1 billion by 2002. Today, nearly 50 percent of online shoppers visit three to five sites prior to making a purchase, and 67 percent of online shopping carts are abandoned. While over 90 percent of online customers prefer human interaction, during a recent study 42 percent of top-ranked Web sites either took longer than five days to reply to customer emails or never replied at all. In order to take advantage of the growth opportunities for e-commerce and better serve the needs of existing and potential customers, companies are beginning to implement more responsive and personal online customer support solutions.

    According to the Aberdeen Group, the total market for Internet based CRM solutions will grow from $805 million in 2000 to over $8 billion by 2003. Application developers plan to integrate VoIP capabilities into many of these solutions to enable real-time voice communication with customers. As a result, Aberdeen estimates that the relevant eCRM market for VoIP applications will grow from approximately $80 million in 2000 to $2.5 billion by 2003.

HearMe Solution and Value Proposition

    HearMe has developed standards-based VoIP applications platform on top of which equipment vendors, service providers and third party developers can build enhanced applications for end users. An illustration of the types of enhanced services that can be deployed on HearMe's platform is pictured below.

    HearMe's VoiceSERVER application platform enables the creation of multiple enhanced services that reside on a VoIP network. Applications such as conference calling, instant voice messaging and follow-me services can be deployed on HearMe's platform. In addition, HearMe has also developed turnkey VoIP applications based on this platform that are available in the market today. These solutions are extensible and customizable and can be deployed independently as part of a next generation VoIP Calling platform or integrated into product suites for call centers in the eCRM market.

Technology for VoIP Calling

    HearMe VoIP Calling applications and technology make reaching people easier. HearMe facilitates the integration of telephony capabilities into Web applications, enabling communication service providers to offer value-added, productivity-increasing, telephony services. The Company's VoIP Calling technology offers communications providers the ability to provide enhanced and differentiated services to end users, resulting in potential new revenue streams to these service providers. In addition to the VoiceSERVER platform, HearMe currently addresses the VoIP Calling market opportunity with its ConferenceCREATOR, VoiceContact and SoftPHONE turnkey service applications.

VoIP Products for eCRM

    HearMe customer relationship management applications enable companies to use VoIP to more efficiently and effectively handle customer demands for information and assistance, providing increased productivity, customer satisfaction and flexible communications. HearMe's ClickAGENT product adds voice interaction to ecommerce Web sites to (i) improve customer contact with call center agents; (ii) allow customers to talk over a single phone line while remaining on the Web site; (iii) close sales for complex transactions and high-ticket value items; and (iv) increase call center productivity levels.

HearMe Strategy

Deliver Industry Leading Technology and Solutions

    HearMe's VoIP solutions and core technology are built on widely accepted industry standards including H.323 and SIP for signaling and G.723 and G.711 for voice encoding. HearMe seeks to continue to use industry standards by actively participating in standards bodies and industry compatibility events to promote interoperability and the advancement of VoIP. Our technology is compatible with multiple operating systems including Windows 95, 98, 2000 and NT, Mac, Solaris and Linux. Application developers can integrate our VoIP technology into HTML, Java and C++ programs. We believe that our technology is a key differentiator and the primary reason we have been successful in winning deals in the emerging VoIP market. As such, we will continue to invest engineering resources to extend our industry leading technology.

    Over the last year, HearMe received significant recognition for its technology innovation including several best of show honors at Technology Marketing Corporation's (TMC) Internet Telephony Conference and CMP Media Inc.'s Internet Telecom Expo 2000. In addition, TMC recognized HearMe with a Product of the Year Award in the eCRM category and awarded HearMe Product of the Year recognition in the multimedia conferencing category. As further endorsement of HearMe's technology, the Company received a 2000 Product of the Year award from Computer Telephony magazine.

Win Key Customers in the VoIP Value Chain

    We believe that we are in the early stage of a large emerging market. We also believe that one of the keys to our success is working with major established companies in the existing VoIP Calling and CRM markets. These companies represent the value chain of equipment vendors, service providers and systems integrators that will incorporate our technology and ultimately deliver enhanced VoIP services to the enterprise and end users. These major companies in each segment of the value chain serve to endorse our technology and should become a significant channel for future sales of our products.

    HearMe has formed partnerships with technology providers such as 3Com Corporation, Cisco Systems, Inc., QUALCOMM Inc., Nuera Communications, Inc. and InnoMedia to integrate HearMe's VoIP technology into their product offerings. Each of these partners serves as a channel for future sales of HearMe technology. HearMe has also licensed VoIP technology to major service providers such as CentreCom, Evoke Communications, Inc., eShare Communications, Inc., FaceTime Communications, HorizonLive, oCen Communications, Inc. and Telcopoint, Inc. Because VoIP solutions often require integration with existing infrastructure, especially in the eCRM market, it is critical that HearMe partner with other vendors to deliver turnkey solutions. We will continue to form partnerships with major infrastructure vendors and service providers to drive adoption of our technology and create demand for enhanced VoIP services.

Work with Partners to Create New VoIP Applications That Change the World

    HearMe believes that cheap long distance will become a commodity and that the ability to deliver enhanced applications on carriers' VoIP networks to improve their competitive edge will be the long-term driver for VoIP adoption. HearMe's turnkey applications enable customers, including service providers, enterprises, equipment vendors and systems integrators to deploy these valuable applications today. To accelerate the adoption of these applications, HearMe works with its customers to help them deliver enhanced services to end users. An example of this strategy is our integration with QUALCOMM's Eudora product to enable users to make VoIP calls from email.

Products and Properties

    HearMe offers a line of technology products that enable service providers and equipment vendors to develop, integrate and deploy enhanced VoIP applications. HearMe develops products for two distinct market segments—VoIP Calling and Customer Relationship Management. HearMe customers benefit from HearMe's five years of experience in building scalable, reliable and interoperable solutions with maximum levels of administrative control and configuration.

VoiceSERVER

    The VoiceSERVER is at the core of HearMe's technology. The VoiceSERVER is a software based VoIP application platform that enables value-added applications and IP services to interact with next generation and legacy telephony devices. The VoiceSERVER is capable of manipulating incoming and outgoing IP calls to provide an array of services including:

  •
  HearMe VoIP applications

  •
  Highly scalable SIP and H.323 compliant conferencing that readily integrates with standard Public Switched Telephone Network (PSTN) systems

  •
  Phone-to-phone, PC-to-phone and PC-to-PC communications

  •
  Corporate firewall and proxy server compatibility

  •
  Presence/availability detection and management

  •
  Session recording and archiving capabilities

  •
  Customization and easy integration via extensive Application Programming Interface.

    HearMe's VoiceSERVER application platform allows for a simplified creation of enhanced VoIP applications by adopting tools built for today's web applications. By bringing together the benefits of the Web and the telephone, HearMe believes new applications can be developed that will fundamentally change the way we communicate. The diagram below illustrates the functionality of the HearMe VoiceSERVER platform.

    In addition to licensing the VoiceSERVER, HearMe offers specific ready-to-run applications that are built on the core application platform.

Conferencing

    The HearMe VoIP application platform is ideal for conferencing applications, allowing users to easily create three-way or multi-way conferences in real time. By supporting dial-in and dial-out capabilities the conference server has the flexibility to support scheduled as well as ad hoc conferences. Conferences can be controlled by a moderator or can be un-moderated. Applications for conferencing include customer service for allowing agents to conference with supervisors, enterprise conferencing and e-learning.

VoIP Calling

    The HearMe VoIP application platform is a solid foundation for a wide variety of VoIP Calling functions including Web-to-phone voice notification for delivering short voice messages and allowing users to interactively respond via DTMF tones, instant voice messaging, call monitoring, call recording and FindMe / FollowMe services allowing users to provide one phone number to all callers and ring any device regardless of the number that was dialed. The platform can provide all signaling functions for call completion and has the added capability of terminating voice media. Calls can be processed from both IP and PSTN endpoints.

    HearMe's VoiceCONTACT product is an advanced voice instant messaging application that combines presence detection (knowledge of whether somebody is available to communicate) with click-to-call capabilities to improve call completion ratios. By embedding availability in e-mail signatures, corporate directories, contact management tools or anything else that supports the projection of an HTML object such as a WAP phone, callers can determine availability and complete calls to PCs or phones.

eCRM

    HearMe addresses the eCRM market with its ClickAGENT product. An ideal enhancement to existing call center solutions, ClickAGENT provides a complete set of alternatives for customer communication. In addition to two-way text chat and PSTN call back functionality, ClickAGENT allows a customer on a Web site to communicate directly with an agent from their PC using VoIP technology. Agents can receive the call on a PC or phone thereby obviating the need to switch headsets depending on the origin of the call. Integrated with collaboration and call management solutions, ClickAGENT is an even more powerful solution.

VoIP Client Technology

    In addition to the VoIP platform and the ready-to-run applications, HearMe has developed two VoIP clients that serve as end points for voice communication. These clients can be deployed as part of a comprehensive enhanced services solution to enterprises and consumers.

SIP SoftPHONE

    The HearMe Session Initiation Protocol, or SIP, SoftPHONE is a fully featured VoIP software client that runs on a PC and can be licensed for use or resale by any SIP-based VoIP infrastructure or service provider. The SIP SoftPHONE can be customized to complement hardware vendors' offerings allowing flexible and cost-effective deployments and distributed as part of service providers' communications service, letting SIP handle many of the traditionally PBX-driven telephony features. The SoftPHONE can be used in conjunction with the VoiceSERVER or as a standalone product.

    The HearMe SoftPHONE, pictured above, supports carrier class features such as call forwarding, call transfer, line hold, last number redial, speed-dial, caller ID, mute, touch-tone dialing and multi-line support.

VoiceCLIENT

    The HearMe VoiceCLIENT automatically downloads and installs in a browser for instant live voice communication from a PC. Key features of the client include firewall penetration, full-duplex, high quality audio mixing, hands free speaking mode, support for multiple audio codecs (G.723 and G.711), text messaging, dial-up or LAN access, microphone and speaker controls, automatic gain control and noise reduction. HearMe provides a choice of several user interfaces, two of which are pictured below, to ensure an intuitive user experience.

Deployment

    HearMe's voice platform, applications and clients can be deployed to deliver enhanced services over an IP network. The diagram below illustrates a typical deployment.

    HearMe's products are easy to configure and are interoperable with any standards-based VoIP device, offering service providers flexibility and an array of deployment options. The HearMe VoiceSERVER can interface with a Gateway, soft switch or IP PBX for call signaling and can be configured to transfer media directly to SIP Phones and PC Clients. HearMe applications built on the HearMe platform run on the edge of the VoIP network and receive media from the VoiceSERVER.

Business Model

    HearMe licenses its technology to customers and structures these licenses based upon the number of peak simultaneous users of the related software. We receive initial licensing fees that typically range between $100,000 and $500,000 per customer for an initial software installation. Recurring revenue is generated as existing customers increase usage licenses and purchase software upgrades. We also derive incremental revenues from professional services, maintenance and upgrade fees.

Technology

    The HearMe VoiceSERVER platform is composed of two distinct components: the TalkSERVER middleware and the Multipoint Control Unit (MCU). The TalkSERVER is the place where the application logic and platform APIs are exposed. The MCU handles call signaling and media manipulation. The HearMe MCU uses a patented architecture that combines true centralized mixing with the ability to multiplex streams in a distributed mixing environment.

    This architecture allows for a highly scalable, redundant server pool from which carrier-class applications are built. The MCU provides redundancy and scalability to the architecture, while the TalkSERVER allows for application logic to be centralized and built from industry standard components. The security architecture allows for both per-resource and per-user authentication. Authentication is handled either directly against the endpoints using standards-based methods or directly against the user in an Interactive Voice Response (IVR) situation. This allows for flexibility in access as well as providing a stratification of service levels relevant to different applications. The diagram below illustrates the integration of the HearMe TalkSERVER Middleware with the MCU, the protocols used by external VoIP devices to communicate with the Middleware and MCU, the protocols used to interface between the Middleware and enhanced applications and the protocols those applications use to deliver services to end users.

HearMe VoiceSERVER Architecture

    The APIs into the Platform are provided through a Java interface as part of a Java Enterprise solution (J2EE compliant architecture). Using Enterprise Java Beans, a developer can build a scalable solution using well-known development tools and components. In addition to the core Java Interface, the VoiceSERVER platform also incorporates a remote access interface through Perl, ASP, and Java Servlets. These APIs enable the web developer to easily incorporate a VoIP solution into an existing web application.

    Call signaling and setup is a key function in any communications network. The IP network currently relies on two primary protocols for this purpose, SIP and H.323. HearMe's VoIP solutions and core technology are built on key industry standards including H.323 and SIP for signaling. HearMe's VoiceSERVER platform can be deployed on the network edge to render the signaling protocols transparent to users as well as the network. In addition, the bridging as well as the underlying media switching allows for SIP enhanced applications to be deployed on existing H.323 based networks.

    The following list summarizes the core features and benefits of the VoiceSERVER Platform:

Features		Benefits
Phone-to-phone, PC-to-phone, PC-to-PC capability	—	Integrating with existing communication infrastructures (e.g. VoIP gateways) allows participation of PC, mobile and PSTN users.
Point-to-point and multipoint conferencing support	—	Allows for VoIP participants to engage in standard telephone-type conversations over IP, or in group meeting-style conversations.
H.323 Compliance	—	Offers seamless integration with legacy PSTN bridging systems for PC-to-phone and phone-to-phone communications over the Internet.
SIP Compliance	—	Provides for a highly scalable and extensible applications server and client for meeting the requirements of next generation converged networks.
Carrier-grade Scalable and Fault Tolerant Architecture	—	Offers fault-tolerant, fail-safe capabilities through the clustering of MCUs. Each HearMe MCU handles up to 1200 concurrent users. Up to 10 MCUs can be clustered together to form an integrated solution for providing 12,000 ports.
G.723.1 Codec Support (6.4 or 5.3 Kbps)	—	Optimal for high quality voice and compression over low bandwidth connections. Also efficient and scalable for high network performance on DSP system architectures.
G.711 Codec Support (64 kbits/sec)	—	Provides for toll-call quality VoIP communications over private, managed IP networks.
Firewall Penetration	—	Complies with industry-accepted security policies to allow equal access behind corporate firewalls, enabling dialup and corporate LAN access to services without firewall modification.
	—	Provides industry's most comprehensive firewall features for penetrating packet filtering and stateful packet inspection firewalls, as well as application proxy servers and routers with access restrictions.
Low Latency Design	—	Minimizes packet delay for maximum clarity and quality.
System Administration	—	Easy, Web-based interface for system administration and monitoring.
Developer APIs	—	Offers easy development and deployment of new Web-based services through simple APIs (Perl, Java Servlets and ASP) to the HearMe VoiceSERVER.
CDR Billing Support	—	Extracts call information and writes call detail records (CDRs) to a file for third-party accounting and billing.
	—	APIs provide access to CDRs for validating connection charges, determining line usage, preventing fraud and ensuring maximum network efficiency—leaving network billing policy determinations to the provider.
SNMP Support	—	Real-time monitoring and critical event transmissions to ensure quality of service.
	—	Easily integrates with any SNMP-compliant network management system.

Marketing and Sales

Marketing

    HearMe has focused its marketing efforts on defining and creating products that drive deployment of VoIP enhanced services. HearMe's marketing group has the following chief objectives: (i) building upon HearMe's leadership position in VoIP technologies; (ii) driving market adoption and usage of HearMe technologies; (iii) communicating the inherent benefits of HearMe technologies and services; and (iv) communicating the VoIP value proposition. We participate in trade shows, conferences and seminars and provide product information through our Web site. We place online advertising pieces through electronic media and participate in public relations activities and drive reach programs through targeted direct mail and print media. These programs are primarily targeted at driving awareness of HearMe technologies, generating targeted leads, and stimulating reseller and developer engagement with HearMe's products and services.

Sales Strategy

    To reach as many customer segments as possible and broaden the customer penetration of HearMe's VoIP technologies, we market our products through both direct and indirect distribution channels in domestic and international markets. HearMe has domestic sales offices in Mountain View, CA, Addison, TX, Iselin, NJ and Washington, DC, as well as an international office in London, England. HearMe also has sales representatives dedicated to the Asian and South American market.

    The direct sales force consists of regional account managers and technical sales engineers, supported by in-house technical marketing and customer support organizations. HearMe's direct sales force sells and markets our voice technologies to service providers (ITSPs, telcom carriers, wireless carriers, ASPs and ISPs) and enterprises.

    Within the sales organization, HearMe also has a channel sales group, which was established to create broader customer penetration and drive application development through reseller and co-development relationships. The channel sales group is primarily focused on building OEM and co-development relationships with technology providers, including hardware, software suppliers, systems integrators, and value added resellers.

Customers

    HearMe licenses its technology to technology providers (hardware, software, systems suppliers), service providers (ITSPs, telcom carriers, wireless carriers, ASPs and ISPs), systems integrators and enterprises. In 2000, Evoke accounted for 22% of total revenues. In 1999, CSK Sega and Electronic Arts accounted for 30% and 13% of total revenues, respectively. In 1998, CSK Sega, Sony and Electronic Arts accounted for 28%, 29% and 16% of total revenues, respectively, based on Technology Products revenue only).

Competition

    The market for VoIP technologies and applications is relatively new and highly dynamic. While we expect competition will intensify in the future, we believe the major barrier to success is timing of market development. Competitive factors in this market include the following:

  •
  quality and reliability of software and network services;

  •
  the ability to meet and anticipate customer needs;

  •
  ease of installation and use;

  •
  technology distribution and adoption by businesses and consumers;

  •
  scalability and cost per user; and

  •
  compatibility with the user's existing network components and software systems.

    Because the market for VoIP platforms and applications is just emerging, HearMe often needs to educate potential customers of the value about VoIP technology, as well as convince them that HearMe provides a superior solution to what they could develop themselves.

    HearMe's VoIP technologies face competition from other VoIP software vendors and from customers who want to develop VoIP solutions in-house.

    HearMe's VoIP technologies for VoIP Calling have two primary groups of competitors. In the eCalling market HearMe competes with Voice-over-IP companies providing real-time one-to-one communications such as Net2Phone, DeltaThree, DialPad.com, and MediaRing. HearMe also competes with software and hardware vendors providing real-time many-to-many, or live group communications solutions such as Lipstream Networks, Latitude Communications, Voyant Technologies, CUseeMe Networks, and eYak.

    In the CRM market, HearMe's VoIP technologies compete with companies that offer a software-based solution, such as WebDialogue, Lipstream and eStara, Inc., as well as hardware providers such as Aspect Communications, Cisco, Lucent Technologies and Nortel Networks.

    To expand our customer base and further enhance the real-time interactive experience, we must continue to innovate and improve the performance of our technologies. Many of our existing and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources than we have. We are committed to continued market penetration of our products and services and we may implement pricing, licensing, service or marketing changes as a strategic response to changes in the competitive environment in an effort to extend our current brand and technology franchise. If we make price concessions or if our pricing and distribution strategies emerge from our competitors, our business, financial condition and results of operations may be adversely affected.

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

    We currently have thirteen issued U.S. patents with expiration dates ranging from 2014 to 2017 and eighteen patent applications pending before the U.S. Patent and Trademark Office. One of these pending patent applications is a provisional patent application. We cannot be certain that any pending or future patent applications will be granted, that any existing or future patent will not be challenged, invalidated or circumvented, or that the rights granted under any patent that has issued or may issue will provide competitive advantages to us. Many of our current and potential competitors dedicate substantially greater resources than we do to protection and enforcement of intellectual property rights, especially patents. If a blocking patent has issued or issues in the future, we would need to either obtain a license or design around the patent. We cannot be certain that we would be able to obtain such a license on acceptable terms, if at all, or to design around the patent. We pursue the registration of certain of our trademarks and service marks in the U.S. and in certain other countries, although we have not secured registration of all our marks. As of March 2, 2001, we have two registered foreign trademarks or service marks and had applications pending for an additional eight U.S. and four foreign trademarks or service marks. Of the pending U.S. trademark registration applications, five have been allowed by the U.S. Patent and Trademark Office. Several of our registered trademarks and trademark applications were included in the sale of the Live Communities business to GameSpy Industries, Inc., which closed on January 19, 2001.

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

    From time to time, we have been and expect to continue to be subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks, service marks and other intellectual property rights of third parties by us and the content generated by members of the Live Communities business. Although such claims have not resulted in any significant litigation or had a material adverse effect on our business to date, such claims and any resultant litigation, should it occur, might subject us to significant liability for damages. In addition, even if such claims are not meritorious, they could be time consuming and expensive to defend. Finally, as a result of such claims, our proprietary rights could be invalidated. Any of the foregoing could result in the diversion of management time and attention, any of which might have a material adverse effect on our business, results of operations and financial condition.

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

    Infringement or invalidity claims arising from the incorporation of third-party technology or content and claims for indemnification from our customers resulting from such claims, may be asserted or prosecuted against us. As a result of such claims, even if they are not meritorious, we could incur expenditures of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially and adversely affect our business, financial condition and results of operations.

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

    We face potential liability for claims based on the nature and content of the materials that we have distributed over the Internet, including claims for defamation, negligence or copyright, patent or trademark infringement. Claims like these have been brought and sometimes successfully litigated, against Internet companies. Our general liability insurance may not cover claims of this type or may not be adequate to indemnify us for any liability that may be imposed. Any liability not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

    Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws even though transmissions by us over the Internet originate primarily in the State of California. In addition, international agreements may regulate our interactions with citizens of foreign countries. Violations of local laws may be alleged or charged by state or foreign governments and we may unintentionally violate local laws, and local laws may be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on our business, results of operations and financial condition.

Employees

    As of December 31, 2000 HearMe employed 219 people on a full-time basis. Of this number, 83 people were employed by the Live Communities business unit, which was sold on January 19, 2001. Our future success is substantially dependent on the performance of the Company's senior management and key technical personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel.

Certain Business Risks

    We have a limited operating history making it difficult or impossible for us to predict future results of operations.

    We were founded in January 1995 and have a limited operating history. We did not begin generating revenue from VoIP licensing until fiscal 2000. Due to this limited operating history, it is difficult or impossible for us to predict future results or operations. As a result, future revenue growth may not be comparable to our recent revenue growth. We believe that comparing different periods of our operating results is not meaningful, as the results for any period may not be an indication of our future performance. Some of the risks and difficulties that we face as an early stage company in a new and rapidly evolving market include our:

  •
  ability to increase demand for our products and services; and

  •
  ability to develop and extend the HearMe brand.

    We have had substantial losses since our inception and our operating losses may increase in the future. Accordingly, we cannot assure you that we will ever become or remain profitable.

    We have had an accumulated deficit of $259 million as of December 31, 2000 and our history of losses may continue in the future.

    We have had substantial losses since our inception and our operating losses may increase in the future. If our revenues fail to grow at anticipated rates, our operating expenses increase without a commensurate increase in our revenues or we fail to adjust operating expense levels accordingly, our business, results of operations and financial condition will be adversely affected. As of December 31, 2000, we had an accumulated deficit of $259 million.

    We have not yet become profitable on a quarterly or annual basis and we anticipate that we will continue to incur net losses for the foreseeable future. The extent of these losses will be contingent, in part, on the amount of growth in our revenues from technology licensing. We expect our operating expenses for our technology licensing business to increase over time, especially in the areas of engineering and sales and, as a result, we will need to generate increased quarterly revenues to become profitable. Accordingly, we cannot assure you that we will ever become or remain profitable.

    We may not be able to obtain sufficient funds to grow our business.

    We intend to continue to grow our business. Due to our limited operating history and the nature of our industry, our future capital needs are difficult to predict. Therefore, we may require additional capital to fund unanticipated opportunities, strategic alliances, potential acquisitions, changing business conditions, or unanticipated competitive pressures. Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital, our growth could be impeded.

    Revenues from licensing our Voice over Internet Protocol Technology have accounted for a minimal portion of our revenues to date.

    Historically, we have received most of our revenues from sales and license agreements for products and services other than our Voice over Internet Protocol Technology. Therefore, the move away from these other revenue sources could have a material adverse effect on our revenues and quarterly results of operations. We believe that a customer's decision to license our technology is relatively discretionary and, for large-scale users, often involves a significant long-term commitment of resources.

    Our customers often take a long time to evaluate our products and services and many people are involved in the sales process. The long sales and implementation cycles for our products and services and the timing of these sales may cause license and service revenues and operating results to vary significantly from period to period. We spend a lot of time educating and providing information to our prospective customers regarding the use and benefits of our products and services. Even after deciding to license our products, our customers tend to deploy our products slowly and deliberately depending on the expertise of the customer, the size of deployment, the complexity of the customer's system architecture, the quantity of hardware and software involved and the degree of hardware and software integration necessary to deploy our products.

    We develop, market and sell products for emerging markets, making it difficult or impossible for us to predict future results of operations and requiring us to engage in non-revenue generating market development activities.

    Following the divestiture of our Live Communities/Mplayer division, we now focus on the market for VoIP technology. This market is emerging and it is unclear how long it will take for this market to develop and whether this will ever become a large market. If potential customers do not purchase our software platforms or VoIP applications, our business, results of operations and financial condition will be adversely affected. In addition, we may have to invest in market development activities, requiring us to work with potential customers to educate them about the potential benefit of our software platforms and VoIP applications. These market development activities do not generate revenue and may not ever lead to sales and revenue generation for us.

    If the Internet does not continue to grow as a medium for voice communications, our business will suffer.

    The technology that allows voice communications over the Internet is still in its early stages of development. Historically, the sound quality of Internet calls was poor. As the industry has grown, sound quality has improved, but the technology requires additional refinement. Additionally, the Internet's capacity constraints may impede the acceptance of Internet telephony. Callers could experience delays, errors in transmissions or other interruptions in service. Making telephone calls over the Internet must also be accepted as an alternative to traditional telephone service. Because the Internet telephony market is new and evolving, predicting the size of this market and its growth rate is difficult. If our market fails to develop, then we will be unable to grow our customer base and our opportunity for profitability will be harmed.

    We develop technology and products for customers who are currently experiencing economic hardship in their own businesses that may impact their decision to purchase our products and technology.

    We market and sell our software platforms and VoIP applications to customers in the telecommunications industry. This industry is currently experiencing a downturn as evidenced by the many companies in this sector that have announced lower profit expectations for the fourth quarter of 2000 and for the first quarter of 2001. This market downturn may result in our potential customers taking more time to make purchase decisions. If potential customers delay, postpone or cancel their decisions to purchase VoIP software platforms and applications, our business, results of operations and financial condition will be adversely affected.

    We develop products for a highly fragmented market with the potential for significant competition from much larger companies with significantly more economic resources than we have.

    We develop and market VoIP software platforms and applications for an emerging market. The potential for competition in this market from large companies in the telecommunications services and telecommunications equipment industry is significant. If these large companies develop competing products or if these large companies develop alternate substitute products to our VoIP software platforms and applications, our business, results of operations and financial condition will be adversely affected.

    Our quarterly operating results may not be an indication of our future performance because our results of operations are subject to significant fluctuations.

    Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These fluctuations make it difficult to predict our financial performance and may adversely affect the trading price of our common stock. These factors include:

  •
  demand for and market acceptance of our products and services;

  •
  budgeting cycles of customers;

  •
  amount and timing of capital expenditures by our customers and other costs relating to the expansion of our operations and future acquisitions;

  •
  engineering or development fees that we may pay for enhancements to our products; and

  •
  general economic conditions.

    As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on our business, results of operations and financial condition.

    Due to our relatively short operating history in the VoIP industry, we have limited meaningful historical financial data upon which to base our planned operating expenses. Accordingly, our expense levels are based in part on our expectations as to future revenues from software licensing fees and any consulting fees that we may generate. We cannot be certain that we will be able to accurately predict our revenues, particularly in light of the emerging nature of the VoIP market, our limited operating history and the uncertainty as to the broad acceptance of the Web as a medium for voice traffic.

    We depend heavily on our strategic partners and our business will be materially affected if any strategic partner discontinues its relationship for any reason.

    Although we view our strategic relationships with networking companies, service providers, system integrators and other technology companies as a key factor in our overall business strategy, we cannot be certain that we will be successful in developing new strategic relationships or that our strategic partners will view such relationships as significant to their own business or that they will continue their commitment to us in the future. Our business, results of operations and financial condition and our stock price may be materially adversely affected if any strategic partner discontinues its relationship with us for any reason. Additionally, any party to a strategic agreement with us may fail to perform its contractual obligations and we cannot be certain that we could enforce any such agreement. We do not generally establish minimum performance requirements for our strategic partners but instead rely on their voluntary efforts. In addition, most of these agreements may be terminated by either party with little notice. Therefore, we cannot be certain that these relationships will be successful.

    Any acquisitions we make could result in dilution, unfavorable accounting charges and difficulties in managing successfully our business.

    As part of our business strategy, we review acquisition prospects that would complement our existing business or enhance our technological capabilities. We have engaged in acquisitions in the past, including our acquisition of AudioTalk Networks Inc. in April 2000, and expect to continue to do so in the future. Future acquisitions by us could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect our results of operations. Furthermore, acquisitions entail numerous risks and uncertainties, including:

  •
  difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies;

  •
  diversion of management's attention from other business concerns;

  •
  risks of entering geographic and business markets in which we have no or limited prior experience; and

  •
  potential loss of key employees and customers of acquired organizations.

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

    We develop and market communications products for customers that are subject to regulation.

    Some of our communications products customers are subject to varying degrees of federal, state and local regulation. The jurisdiction of the Federal Communications Commission ("FCC") extends to the communications industry, including broadband access. Although FCC regulations and other governmental regulations have not impacted our operations to date, there can be no assurance that future regulations adopted by the FCC or other regulatory bodies will not have a material impact in the future.

    Industry standards for the Voice over Internet Telephony technology are evolving and, if the standards were to deviate from those used in our products, our sales will suffer.

    Our products are based upon industry standards that are currently evolving, including Session Initiation Protocol ("SIP") and H.323. Our success depends in part upon the adoption of these industry standards by potential customers and partners in the eCRM and VoIP Calling markets. There can be no assurance that this adoption will occur and if this adoption does not occur our operating and financial results may be materially adversely affected. In addition, there can be no assurance that other protocols may evolve as accepted standards and that we are successful in migrating our products to be compatible with these new standards. If this occurs, our business, operating results and financial condition would be materially adversely affected.

    We may not be able to protect against or respond in an appropriate manner to unauthorized access, computer viruses and other disruption problems.

    Despite the implementation of security measures, our products may be vulnerable to unauthorized and illegal access, computer viruses and other disruptive problems. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers, which could have a material adverse effect on our business, results of operations and financial condition. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our Internet operations. Internet service providers and online service providers have in the past experienced and may in the future experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. We may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Although we intend to continue to implement industry-standard security measures, we cannot be certain that measures we implement will not be circumvented in the future.

    Our products are new and face rapid technological changes, and if we do not respond appropriately, we would be adversely affected.

    Our future success depends upon our ability to enhance our current products and services and to develop and introduce new products and services that will achieve market acceptance in the emerging eCRM and VoIP Calling markets. If we do not adequately respond to the need to develop and introduce new products or services, then our business, operating results and financial condition will be adversely affected.

    The market for our products is characterized by:

  •
  rapid technological advances,

  •
  evolving standards in the Internet, communications and software markets,

  •
  changes in customer requirements and

  •
  frequent new product and service introductions and enhancements.

    We cannot be certain that we will be successful at integrating new technology into our HearMe Technology Products on a timely basis. In addition, the integration of new technology may degrade the responsiveness and speed of our HearMe Technology Products and we cannot be certain that, once integrated, the new technology will function as expected. Major product enhancements and new products and services often require long development and testing periods to achieve market acceptance. In addition, our software products are complex and, despite vigorous testing and quality control procedures, may contain undetected errors or "bugs" when first introduced or updated. Any inability to timely deliver quality products and services could have a material adverse effect on our business, results of operations and financial condition.

    We will increasingly depend on others to properly distribute our HearMe Technology products and services.

    We currently sell the vast majority of our HearMe Technology Products and services through our internal sales staff. If demand for our products and services increases, however, we will need to enter into reseller arrangements with service providers, system integrators, enterprise applications resellers and OEM partners to distribute our products and technologies. If we do not adequately develop and maintain a network of resellers and OEMs, our business, results of operations and financial condition could be adversely impacted. Resellers and OEMs frequently have exclusive sales territories pursuant to individually negotiated contracts, which may limit our ability to build and expand our network of resellers and OEMs. In addition, some resellers and OEMs may offer products of one or more of our competitors and they may emphasize our competitors' products at the expense of our products.

    Some of the provisions of our charter documents may have anti-takeover effects that could prevent a change in our control.

    Some of the provisions of our Amended and Restated Certificate of Incorporation and bylaws could make it more difficult for a third party to acquire us, even if a change of control would be beneficial to our stockholders.

ITEM 2.  PROPERTIES

    HearMe leases its corporate offices, consisting of approximately 57,600 square feet of office building space located in Mountain View, California. In addition, HearMe leases sales office space in several locations in the United States including Addison, TX, Iselin, NJ and Washington, DC, as well as an international office in London, England.

    We believe our facilities are sufficient for current operations and suitable additional space is available to accommodate expansion needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS:

    On October 7, 1999, we filed a patent infringement suit against Lipstream Networks, Inc. and Lipstream Networks, Inc., dba Delaware Lipstream Networks, Inc. in the United States District Court, Northern District of California, San Jose Division. On October 13, 1998, we were issued United States Patent No. 5,822,523, entitled "Server-Group Messaging System for Interactive Applications." On January 26, 2000 we moved to amend the patent infringement suit to include United States Patent No. 6,018,766 entitled "Server-Group Messaging System for Interactive Applications". The action alleged that Lipstream infringed this patent through the sale and licensing of its products. On August 30, 2000, HearMe and Lipstream Networks, Inc. announced that they settled the litigation between the two companies. On or about September 11, 2000, this litigation was dismissed in accordance with the settlement agreement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

    HearMe common stock is traded on the Nasdaq National Market System under the symbol "HEAR." The following table sets forth the range of high and low closing sales prices for each period indicated. Prior to second quarter 1999 there was no public market for our common stock.

	1999 High	1999 Low
First Quarter	—	—
Second Quarter	$50.625	$17.000
Third Quarter	$24.125	$9.625
Fourth Quarter	$37.500	$10.000
	2000 High	2000 Low
First Quarter	$29.500	$17.000
Second Quarter	$20.000	$4.125
Third Quarter	$8.688	$3.500
Fourth Quarter	$4.063	$0.625

    On March 26, 2001 the last reported sales price of our common stock on the Nasdaq National Market was $0.531 per share. We had approximately 280 shareholders of record as of March 26, 2001. HearMe has not declared or paid any cash dividends on its common stock or preferred stock and anticipates that all future earnings, if any, will be retained for development of our business. The payment of dividends will be at the discretion of our Board of Directors and will depend upon factors such as future earnings, capital requirements, the financial condition of HearMe and general business conditions.

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

    After deducting the underwriting discounts and commissions and the offering expenses described above, the Company received net proceeds from the offering of approximately $73,900,000. As of December 31, 2000, $30.5 million of the net proceeds were invested in cash and cash equivalents and short term investments and approximately $43.4 million has been used for working capital and general corporate purposes, including the funding of product development and expansion of its sales and marketing organization. In addition, the Company may use a portion of the net proceeds for further development of its product lines through acquisitions of products, technologies and businesses. None of the Company's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 6.  SELECTED FINANCIAL DATA:

(in thousands, except per share amounts)

	Year Ended December 31,
	2000	1999	1998	1997	1996
STATEMENT OF OPERATIONS DATA:
Net revenues	$13,919	$7,100	$5,005	$975	$112
Gross profit	12,245	5,982	4,215	806	22
Total operating expenses	82,310	19,018	6,621	4,335	529
Net loss from continuing operations	(164,030)	(11,171)	(2,519)	(3,478)	(427)
Net loss per share from continuing operations—basic and diluted	$(6.19)	$(0.71)	$(1.14)	$(1.99)	$(0.58)
Shares used in per share calculation—basic and diluted	26,505	15,673	2,217	1,749	741
	Year Ended December 31,
	2000	1999	1998	1997	1996
BALANCE SHEET DATA:
Cash and cash equivalents	$22,096	$28,363	$1,114	$9,132	$5,511
Short term investments	8,397	41,575	—	—	—
Working capital (deficit)	26,648	70,626	(2,067)	7,580	4,006
Total assets	49,336	104,556	6,177	12,356	8,142
Long term notes payable	187	19	1,864	1,864	2,756
Stockholders' equity (deficit)	30,956	93,768	(2,130)	7,141	2,762

    The above statements have been adjusted to reflect the continued operations of the Company and excludes the results from the disposition of the Live Communities business unit which was completed on January 19, 2001.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION:

    This Management's Discussion and Analysis of Results of Operations and Financial Condition and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Certain Business Risks", under Part I, and those appearing elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

    HearMe develops and licenses next generation VoIP application technologies that deliver increased productivity and flexibility in communication by integrating the capabilities of the telephone, mobile devices and the Internet. We were incorporated and commenced operations in January 1995. From inception through September 1996, our activities primarily consisted of recruiting employees and raising capital, performing product and technology development, engaging in marketing activities and negotiating strategic relationships. In April 1996, we commenced licensing of our real-time interactive voice-enabled technology.

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

    On October 20, 1999, the Company completed its acquisition of Resounding Technology, Inc (Resounding), a Delaware corporation. This acquisition was accomplished by the statutory merger (the Merger) of RTI Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, with and into Resounding. The Merger was accomplished pursuant to an Agreement and Plan of Merger dated as of September 27, 1999, among the Company, Resounding and RTI Acquisition Corp. and a related Certificate of Merger, following approval by the stockholders of Resounding and satisfaction of other closing conditions. The acquisition, which is being accounted for as a purchase transaction, was paid for through the issuance of 1,585,488 shares of the Company common stock, the assumption of 153,048 stock options and payment in cash to certain of Resounding's stockholders in the amount of $175,000. The portion of the consideration in the form of the Company stock was distributed using an exchange ratio of .331 for each share or option of Resounding. Of the 1,585,488 shares of common stock, 317,098 shares are held by an escrow agent to serve as security for the indemnity provided by certain shareholders of Resounding. The Company accounted for this acquisition in the fourth quarter of fiscal 1999.

    On March 8, 2000, HearMe entered into an Agreement and Plan of Merger (the Merger Agreement) with AudioTalk Networks, Inc. (AudioTalk), a California corporation. The Merger Agreement provided for the merger of a newly formed wholly owned subsidiary of HearMe with and into AudioTalk. AudioTalk became a wholly owned subsidiary of HearMe. The merger is being accounted for under the purchase method of accounting. The merger was consummated on April 3, 2000. The results of AudioTalk have been included in the results of the Company from the date of acquisition. The purchase price of approximately $124,100,000 includes approximately $107,900,000 of stock, issued at fair value (fair value being determined as the average price of the HearMe stock for a period three days before and after the announcement of the merger), $5,700,000 in AudioTalk stock option costs (determined using the Black Scholes option pricing model), $10,000,000 in cash and $500,000 in estimated expenses of the transaction.

    Until January 19, 2001, we generated our revenues from two business units, Technology Products (formerly known as Mpath Foundation) and Live Communities. On December 20, 2000, we announced that we had signed a definitive agreement to divest the Live Communities business unit, including the Mplayer.com service and the affiliated advertising network, to GameSpy Industries, Inc., an online games company. The sale of the business unit closed on January 19, 2001. As a result of the divestiture, the consolidated financial statements have been restated to present the results of the Live Communities business as discontinued operations from inception.

    With respect to Technology Products, we derive revenues from licensing fees for our technology, including our Voice Server and Voice Development Kit products. These products are priced based upon the number of ports, or seats licensed. Through fiscal 2000, we also derived revenue from other real-time interactive products and related services. We also derive incremental revenues from professional services, maintenance and upgrade fees. License revenue is recognized in the period earned. Service revenues are recognized over the period in which services are provided. Development revenue is recognized at the time services are completed. Deferred revenue consists primarily of monthly service revenue billed and paid in advance.

    Since we began negotiating certain license agreements through the Technology Products business unit in late 1996, we have generated $27.1 million in net revenues through December 31, 2000. For the period from inception to December 31, 2000 we have incurred a cumulative net loss of $181.7 million from continuing operations, consisting of $14.5 million from a one-time write-off of goodwill and in-process research and development expenses associated with our acquisition of Catapult, $14.2 million from amortization of goodwill and intangibles and write-off of in-process research and development expenses associated with our acquisition of RTI, $30.7 million from amortization of goodwill and intangibles and write-off of in-process research and development expenses associated with our acquisition of AudioTalk, and $97.1 million pertaining to the impairment write-off of the remaining goodwill and intangibles in the fourth quarter of 2000.

    Cost of net revenues consists primarily of network operating expenses in conjunction with providing services to certain customers.

    HearMe's operating expenses consist of research and development expenses, sales and marketing expenses and general and administrative expenses. Research and development expenses consist principally of salaries and compensation paid to employees and consultants engaged in research and development activities and product testing. Sales and marketing expenses consist principally of salaries paid to employees in sales and marketing activities, promotional materials and programs, public relations costs and travel. General and administrative expenses consist principally of salaries and compensation paid to employees and consultants in the administrative departments including finance, human resources and legal and costs relating to facilities, infrastructure and related depreciation, in-house and outside legal and accounting fees and related costs and travel. All operating costs are expensed as incurred.

    We have a limited operating history upon which an evaluation of our current business, our prospects and our management team can be based. In addition, our revenue model is evolving and relies substantially upon the licensing of our technology products. Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as that of VoIP. Our results of operations and financial condition may be subject to volatility in future periods.

Substantial Future Capital Needs:

    HearMe has recognized limited revenues from product sales to date and has cash, cash equivalents and short-term investments of $30,493,000 as of December 31, 2000. HearMe anticipates that existing sources of liquidity and anticipated revenue will satisfy projected working capital and other cash requirements through at least Quarter 1, 2002. Management plans to raise additional financing in the future through the issuance of debt securities, equity securities or a combination of both. However, there can be no assurance that changes in its plans or other events affecting HearMe will not result in the expenditure of its resources before such time.

Certain Risks and Uncertainties:

    During the period through March 26, 2001 the market value of the Company's common stock, determined by its daily closing rate on the NASDAQ stock exchange, has frequently been below $1.00 per share. Management believes that this is mainly attributable to a general depression in technology stock prices in the market and not as a result of the direct results of operations of the Company.

    Under the SEC rules governing the NASDAQ stock exchange, any company with common stock that trades at a market value of less than $1.00 per share for 30 consecutive trading days may receive notice of a potential delisting. Over the next 90 trading days the company's common stock is required to trade at a value of greater than $1.00 for 10 consecutive days. If this does not occur the company's stock is at risk of being delisted from the stock exchange and may no longer be freely traded on the open market.

Results of Operations

Year Ended December 31, 2000 compared to the Year Ended December 31, 1999

    Net revenues.  HearMe's total net revenues increased by 96% from $7.1 million for the year ended December 31, 1999 to $13.9 million for the year ended December 31, 2000. This increase was primarily driven by growth in licensing fees earned from our VoIP based products. During the year we earned revenues from a total of 101 customers, of which 76 licensed our voice products. This compared to our 18 technology licensing customers during 1999.

    Cost of net revenues.  Cost of net revenues for Technology Products consists primarily of network operating expenses in conjunction with providing services to certain Technology Products customers. Our cost of net revenues were $1.7 million for the year ended December 31, 2000, or 12% of net revenues, as compared to $1.1 million or 16% of net revenues for the year ended December 31, 1999. Cost of net revenues decreased as a percentage of net revenues primarily due to the decrease in hosted services provided to our customers. The absolute increase in cost of net revenues was due to server costs associated with hosting services provided to our Voice Network customers during the year 2000.

    Research and development.  Research and development expenses were $11.0 million, or 79% of net revenues for the year ended December 31, 2000 compared to $6.5 million or 92% of net revenues for the year ended December 31, 1999. Research and development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of HearMe's voice technology products. The increase in research and development expenses was primarily due to an increase in salary expense in 2000 as additional engineers were hired to support the development of our VoIP-based products and additional consulting fees and software expenditures associated with these projects. We believe that significant investments in product development are required to remain competitive. Consequently, we expect to incur increased product development expenditures in absolute dollars in future periods. As a percentage of net revenues, we anticipate that research and development expenses will range from 80% to 85% during 2001, however, anticipated spending levels may vary as a results of acquisitions and future business initiatives.

    Sales and marketing.  Sales and marketing expenses were $18.2 million for the year ended December 31, 2000 or 131% of net revenues compared to $3.5 million or 49% of net revenues for the year ended December 31, 1999. In year 2000, sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation and employee-related expenses, sales commission and travel costs. Sales and marketing expenses increased as a percentage of net revenues from 1999 to 2000 primarily due to the outbound advertising and marketing campaigns that were run during the year 2000 to promote our brands. The absolute increase in sales and marketing expenses was due to the branding campaign and to an increase in headcount in the Technology Products marketing and sales force. As a percentage of net revenues, we currently anticipate that annual sales and marketing expenses will range from 70% to 75% during 2001 as HearMe focuses its sales and marketing efforts on selling its VoIP products and marketing through trade shows and trade press activities.

    General and administrative.  General and administrative expenses were $11.9 million, or 86% of net revenues for the year ended December 31, 2000, compared to $6.0 million or 84% of net revenues for the year ended December 31, 1999. General and administrative costs increased primarily due to higher salary expenses resulting from additional headcount in the finance, administrative and operations area required to support the expanded activities of HearMe and higher legal expenses during 2000. We believe that the absolute dollar level of general and administrative expenses will decrease in future periods, as a result of a decrease in personnel and decreased fees for professional services. As a percentage of net revenues, we currently anticipate that general and administrative expenses will approximate 45% to 50% during 2001, however, anticipated spending levels may vary as a result of acquisitions and future business activities.

    In process research and development.  As part of the AudioTalk acquisition, we recorded in process research and development projects for the development of certain hardware-based voice products as well as other specialized technologies totaling $550,000. The value was determined by estimating the expected cash flows from the projects once commercially viable, applying a percentage of completion to the calculated value as defined below and then discounting the net cash flows back to their present value. This compared to the write-off of in-process research and development of $850,000 incurred in 1999 relating to the acquisition of Resounding.

    Amortization of Intangibles.  As part of the AudioTalk and Resounding acquisitions, HearMe recorded amortization of intangible assets consisting primarily of goodwill in the amount of $41.3 million.

    Impairment of Goodwill  During the fourth quarter ended December 31, 2000, we performed an impairment assessment of the identifiable intangibles and enterprise level goodwill recorded upon the acquisitions of AudioTalk and Resounding, which we completed in April 2000 and October 1999, respectively. Our assessment was performed primarily due to the significant decline in our stock price since the date the shares issued in each acquisition were valued. Goodwill significantly exceeded our market capitalization prior to the impairment charge, and the overall decline in our industry growth rates indicate that this trend may continue for an indefinite period. As a result of our review, we recorded a $97.1 million impairment charge net of the related deferred tax liability to write off our remaining enterprise level goodwill and intangible assets. The charge was determined based upon our estimated discounted cash flows using a discount rate of 25%. The assumptions supporting our cash flows including the discount rate were determined using our best estimates.

    Interest and other income (expense), net.  Interest and other income (expense), net includes interest income earned on the short-term investment of cash and interest expense primarily related to capital lease and debt obligations.

    Loss from discontinued operations.  The loss from the Live Communities business decreased from $13.9 million for the year ended December 31, 1999 to $9.3 million for the year ended December 31, 2000. Net revenues from Live Communities increased by 65% from $8.4 million for the year ended December 31, 1999 to $13.9 million for the year ended December 31, 2000. This increase was primarily driven by growth in advertising revenues associated with the growth of traffic across the expanded Mplayer Entertainment Network. Live Communities cost of net revenues increased from $4.5 million in the year ended December 31, 1999 to $6.9 million, or 50% of revenues in the year ended December 31, 2000, due to higher bandwidth and depreciation costs associated with the expanded traffic on the Mplayer.com site and higher costs associated with the Mplayer Entertainment Network. The cost of net revenues primarily consists of the cost of operating the network infrastructure and royalties paid to third party content providers and advertising affiliates. Operating expenses of the Live Communities business unit decreased from $17.9 million, or 213% of revenues in the year ended December 31, 1999 to $16.8 million or 120% of revenues in the year ended December 31, 2000 as the unit cut its operating costs during the year through reductions in headcount and program costs.

    Loss on disposal of discontinued operations.  We incurred a loss on disposal of the Live Communities business unit totaling $7.5 million. This loss mainly resulted from net expenses incurred from running this business unit through January 2001, together with certain transition and payroll-related costs.

Year Ended December 31, 1999 compared to the Year Ended December 31, 1998

    Net revenues.  Our net revenues from technology licensing increased by 42% from $5.0 million for the year ended December 31, 1998 to $7.1 million for the year ended December 31, 1999. The increase was due to increased technology licensing fees earned from both new and existing customers during the periods.

    Cost of net revenues.  Cost of net revenues for Technology Products consists primarily of network operating expenses in conjunction with providing services to certain Technology Products customers. Our cost of net revenues were $1.1 million for the year ended December 31, 1999, or 16% of net revenues, as compared to $790,000 or 16% of net revenues for the year ended December 31, 1998. The absolute increase in cost of net revenues was attributable to server costs associated with hosting services provided to certain Technology Products customers.

    Research and development.  Research and development expenses were $6.5 million, or 92% of net revenues for the year ended December 31, 1999 compared to $2.4 million or 48% of net revenues for the year ended December 31, 1998. Research and development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of HearMe's technology. The increase in research and development expenses was primarily due to an increase in salary expense in 1999 as additional engineers were hired to support the development of the POP.X technology and the Voice Presence platform and to additional consulting fees and software expenditures associated with these projects.

    Sales and marketing.  Sales and marketing expenses were $3.5 million for the year ended December 31, 1999 or 49% of net revenues compared to $1.5 million or 30% of net revenues for the year ended December 31, 1998. Sales and marketing expenses consist primarily of advertising, compensation and employee-related expenses, sales commission and travel costs. Sales and marketing expenses increased as a percentage of net revenues from 1998 to 1999 primarily due to the initiation of outbound advertising and marketing campaigns to promote our brands. The absolute increase in sales and marketing expenses was due to an increase in headcount in the Technology Products marketing and sales force.

    General and administrative.  General and administrative expenses were $6.0 million, or 84% of net revenues for the year ended December 31, 1999, compared to $2.7 million or 54% of net revenues for the year ended December 31, 1998. General and administrative costs increased primarily due to higher salary expenses resulting from additional headcount in the finance, administrative and operations area required to support our expanded infrastructure and additional costs relating to the costs of maintaining HearMe as a public entity.

    In process research and development.  As part of the Resounding acquisition, we recorded in process research and development projects for the development of a next generation version of RTI's Roger Wilco product, a software developers' kit as well as other specialized technologies totaling $850,000. The value was determined by estimating the expected cash flows from the projects once commercially viable, applying a percentage of completion to the calculated value and then discounting the net cash flows back to their present value.

    Amortization of Intangibles.  As part of the Resounding acquisition, we recorded amortization of intangible assets consisting primarily of goodwill in the amount of $2.2 million.

    Interest and other income (expense), net.  Interest and other income (expense), net includes interest income earned on the short-term investment of cash and interest expense primarily related to capital lease and debt obligations.

    Discontinued operations.  The loss from the Live Communities business increased from $9.4 million for the year ended December 31, 1998 to $13.9 million for the year ended December 31, 1999. Net revenues from Live Communities increased by 180% from $3.0 million for the year ended December 31, 1998 to $8.4 million for the year ended December 31, 1999. This increase was primarily driven by growth in advertising revenues associated with an expanding number of advertisers and the growth of traffic and usage time on our Live Communities Internet sites. Approximately 135 customers advertised on HearMe's network of Internet properties during 1999 as compared to approximately 66 in 1998. Live Communities cost of net revenues primarily consists of the cost of operating the network infrastructure and royalties paid to third party content providers. Live Communities cost of net revenues increased from $2.2 million in the year ended December 31, 1998 to $4.5 million, or 54% of revenues in the year ended December 31, 1999 due to the significant increase in Live Communities subscriber usage and the resulting increase in server and network costs between 1998 and 1999. Also included in costs for 1999 was an $849,000 expense incurred in connection with a warrant for 120,000 shares granted to an Internet service provider in 1995, the terms of which were finalized during the year ended December 31, 1999. Operating expenses of the Live Communities business unit increased from $10.2 million, or 340% of revenues in the year ended December 31, 1998 to $17.9 million or 213% of revenues in the year ended December 31, 1999 as the unit grew its operating costs during the year through increases in headcount and program costs in both research and development and sales and marketing.

Quarterly Results of Operations

    The following tables set forth unaudited consolidated statements of operations data for the eight quarters ended December 31, 2000 as well as the percentage of our revenues represented by each item. This data has been derived from unaudited interim consolidated financial statements prepared on the same basis as our audited consolidated financial statements contained in this report and, in our opinion, include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our consolidated financial statements and notes to our consolidated statements appearing elsewhere in this report.

	Three Months Ended
	Dec. 31, 2000	Sep. 30, 2000	Jun. 30, 2000	Mar. 31, 2000	Dec. 31, 1999	Sep. 30, 1999	Jun. 30, 1999	Mar. 31, 1999
		(in thousands, except as a percentage of net revenues)
Statement of operations:
Net revenues:
Technology Products	3,580	3,065	4,362	2,912	2,291	2,034	1,767	1,008
Cost of net revenues:
Technology Products	333	445	672	224	339	255	293	231

Gross profit	3,247	2,620	3,690	2,688	1,952	1,779	1,474	777
Operating expenses:
Research and development	3,318	2,563	2,402	1,953	2,065	1,431	1,198	950
Sales and marketing	2,666	4,112	6,800	4,216	1,059	782	781	505
General and administrative	2,268	3,022	3,068	2,807	1,576	1,192	1,281	1,062
In-process research and development	—	—	550	—	850	—	—	—
Amortization of goodwill and intangible assets	12,510	12,645	12,645	2,798	2,175	—	—	—
Impairment of goodwill and intangibles, net	97,080	—	—	—	—	—	—	—
Stock based compensation	491	499	480	497	532	532	536	511

Total operating expenses	118,333	22,841	25,945	12,271	8,257	3,937	3,796	3,028

Loss from operations	(115,086)	(20,221)	(22,255)	(9,583)	(6,305)	(2,158)	(2,322)	(2,251)
Interest and other income (expense), net	571	532	1,137	875	603	757	471	34

Loss from continuing operations	(114,515)	(19,689)	(21,118)	(8,708)	(5,702)	(1,401)	(1,851)	(2,217)
Loss from discontinued operations	(1,999)	(2,071)	(2,542)	(2,737)	(3,443)	(3,359)	(3,357)	(3,751)
Loss on disposal of discontinued ops	(7,510)	—	—	—	—	—	—	—

Net loss	(124,024)	(21,760)	(23,660)	(11,445)	$(9,145)	$(4,760)	$(5,208)	$(5,968)
Net loss per common share:
Basic and diluted	$(4.39)	$(0.78)	$(0.87)	$(0.50)	$(0.41)	$(0.22)	$(0.34)	$(1.89)
Weighted average shares outstanding:
Basic and diluted	28,253	27,898	27,097	23,109	22,325	21,571	15,283	3,163
As a percentage of net revenues:
Net revenues:
Technology Products	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Technology Products	9.3	14.5	15.4	7.7	14.8	12.5	16.6	22.9

Gross profit	90.7	85.5	84.6	92.3	85.2	87.5	83.4	77.1
Operating expenses:
Research and development	92.7	83.6	55.1	67.1	90.1	70.4	67.8	94.4
Sales and marketing	74.5	134.2	155.9	144.8	46.2	38.5	44.2	50.0
General and administrative	63.4	98.6	70.3	96.4	68.8	58.6	72.5	105.4
In-process research and development	—	—	12.6	—	37.1	—	—	—
Amortization of goodwill and intangible assets	349.4	412.6	289.9	96.1	94.9	—	—	—
Impairment of goodwill and intangibles	2,711.7	—	—	—	—	—	—	—
Stock based compensation	13.7	16.3	11.0	17.0	23.2	26.2	30.3	50.6

Total operating expenses	3,305.4	745.2	594.8	421.4	360.4	193.6	214.8	300.3

Loss from operations	(3,214.7)	(659.7)	(510.2)	(329.1)	(275.2)	(106.1)	(131.4)	(223.2)
Interest and other income (expense), net	15.9	17.4	26.1	30.1	26.3	37.2	26.7	3.4

Loss from continuing operations	(3,198.7)	(642.4)	(484.1)	(299.1)	(248.9)	(68.9)	(104.8)	(219.8)

Loss from discontinued operations	(55.8)	(67.6)	(58.3)	(94.1)	(150.3)	(165.1)	(190.0)	(372.3)
Loss on disposal of discontinued ops	(209.8)	—	—	—	—	—	—	—

Net loss	(3,464.4)%	(710.0)%	(542.4)%	(393.1)%	(399.2)%	(234.0)%	(294.7)%	(592.2)%

Liquidity and Capital Resources

    HearMe invests excess cash in debt instruments that are highly liquid, of high-quality investment grade and predominantly have maturities of less then one year with the intent to make such funds readily available for operating purposes. At December 31, 2000, we had cash and cash equivalents and investments in marketable debt securities totaling $31.2 million compared to $70.0 million at December 31, 1999. For the year ended December 31, 2000, cash used in operating activities was $36.4 million compared to cash used in operating activities of $17.7 million and $9.3 million for the years ended December 31, 1999 and 1998, respectively.

    For the year ended December 31, 2000, 1999 and 1998 net cash used in operating activities was primarily a result of funding ongoing expansion of our research and development and sales and marketing efforts and the resulting larger infrastructure and support functions.

    Net cash provided by investing activities was $26.4 million for the year ended December 31, 2000 compared to $45.1 million and $0.7 million used in investing activities for the years ended December 31, 1999 and 1998, respectively. Net cash provided by investing activities for the year ended December 31, 2000 was mainly generated through proceeds of sales of investments partially offset by purchases of property and equipment. Net cash used in investing activities in fiscal 1999 and 1998 was primarily related purchases of property and equipment. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities and are expected to increase in future periods.

    Net cash provided by financing activities for the year ended December 31, 2000 was $3.8 million as compared to net cash provided by financing activities for the year ended December 31, 1999 of $90.0 million and $2.0 million for year ended December 31, 1998. The major sources of financing activities were during the year ended December 31, 1999 when we held our initial public offering, through which we raised net proceeds of approximately $73.9 million and which was completed in May and June 1999, and our sale of Series E preferred stock in January 1999 through which we raised net proceeds of approximately $18.8 million.

    In May 2000, the Company entered into a term loan with a financial institution and drew down funds of $2.9 million under this agreement. Amounts borrowed under this agreement are collateralized by substantially all our assets, bear interest at the prime rate plus 1 percent and are scheduled to mature in September 2003.

    We currently anticipate that the net proceeds of $73.9 million from the public offering which we completed in May 1999 and from the issuance of the underwriters' overallotment in June 1999, together with our existing lines of credit and available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise additional funds in the future in order to fund more rapid expansion, to develop newer or enhanced products or services, to fund acquisitions, to respond to competitive pressures, or to acquire complementary businesses, technologies or services. There can be no assurance that additional financing will be available on terms favorable to us, or at all.

    On January 19, 2001, we completed the sale of our Live Communities business unit, including the Mplayer.com voice-enabled Internet site and the affiliated advertising network, to GameSpy Industries. Consideration for the sale consisted of $500,000 in cash, a short-term note receivable for $4,521,100 and 2,404,890 shares of GameSpy common stock.

Recent Accounting Pronouncements:

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect of such derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company will adopt SFAS No. 133 in its quarter ending March 31, 2001. The introduction of SFAS No. 133 is not expected to have a significant impact on the results of the Company.

    In various areas, including revenue recognition and stock-based compensation, accounting standards and practices continue to evolve. The SEC has issued interpretative guidance relating to revenue recognition in SAB 101, and the FASB continues to address accounting for revenue and other related accounting issues.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

    HearMe is exposed to the impact of interest rate changes and changes in the market values of its investments. To date all of HearMe's contracts have been denominated in U.S. dollars and have not been subject to currency risks.

Interest Rate Risk

    HearMe's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. HearMe has not used derivative financial instruments in its investment portfolio. We invest our excess cash in debt instruments of the U. S. Government and its agencies and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. HearMe protects and preserves its invested funds by limiting default, market and reinvestment risk.

    Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in the interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of HearMe

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of HearMe and its subsidiaries (the Company) at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
January 25, 2001

HEARME
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$22,096	$28,363
Short-term investments	8,397	41,575
Accounts receivable, net of allowance for doubtful accounts of $686 and $415, respectively	3,383	5,767
Interest and other receivables	227	332
Prepaid expenses and other current assets	2,404	1,697
Net assets of business held for sale	6,395	—

Total current assets	42,902	77,734
Restricted cash	220	170
Property and equipment, net	4,905	4,500
Intangible assets	—	4,153
Goodwill	—	17,708
Other assets	1,309	291

Total assets	$49,336	$104,556

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,536	$557
Accrued payroll and related expenses	2,839	2,829
Accrued expenses	1,246	2,637
Accrued expense relating to sale of business	6,732	—
Current portion of capital lease obligations	—	322
Deferred revenue	1,304	396
Current portion of notes payable	2,468	255
Deferred rent	129	112

Total current liabilities	16,254	7,108
Deferred tax liability	—	1,661
Notes payable, net of current portion	187	19

Total liabilities	16,441	8,788

Commitments and contingencies (Note 6)
Redeemable common stock	1,939	2,000
Stockholders' equity:
Common stock:
Par value: $0.00005
Authorized: 150,000
Issued and outstanding: 29,207 and 24,108 shares, respectively	1	1
Additional paid-in capital	295,906	182,591
Cumulative unrealized gain	15	614
Deferred stock based compensation	(3,504)	(9,027)
Notes receivable from stockholders	(2,487)	(2,325)
Accumulated deficit	(258,975)	(78,086)

Total stockholders' equity	30,956	93,768

Total liabilities, redeemable common stock and stockholders' equity	$49,336	$104,556

The accompanying notes are an integral part of these consolidated financial statements.

HEARME
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2000	1999	1998
Net revenues:
Technology Products	13,919	7,100	5,005
Cost of net revenues:
Technology Products	1,674	1,118	790

Gross profit	12,245	5,982	4,215

Operating expenses:
Research and development (including non-cash compensation expense of $804, $878 and $544, respectively)	11,040	6,522	2,399
Sales and marketing (including non-cash compensation expense of $386, $372 and $203, respectively)	18,180	3,499	1,525
General and administrative (including non-cash compensation expense of $777, $861 and $480, respectively)	11,942	5,972	2,697
In-process research and development	550	850	—
Amortization of goodwill and intangible assets	40,598	2,175	—
Impairment of goodwill and intangible assets, net	97,080	—	—

Total operating expenses	179,390	19,018	6,621

Loss from continuing operations	(167,145)	(13,036)	(2,406)
Interest and other income	3,609	2,426	390
Interest and other expense	(350)	(552)	(501)

Loss from continuing operations before provision for income taxes	(163,886)	(11,162)	(2,517)
Provision for income taxes	(144)	(9)	(2)

Net loss from continuing operations	(164,030)	(11,171)	(2,519)
Net loss from discontinued operations (including non-cash compensation expense of $1,695, $2,779 and $1,438, respectively)	(9,349)	(13,910)	(9,432)
Loss on disposition of discontinued operations	(7,510)	—	—

Net loss	$(180,889)	$(25,081)	$(11,951)

Other comprehensive loss:
Unrealized gain (loss) on investments	(599)	614	—

Comprehensive loss	$(181,488)	$(24,467)	$(11,951)

Net loss from continuing operations per common share:
Basic and diluted	$(6.19)	$(0.71)	$(1.14)
Net loss from discontinued operations per common share:
Basic and diluted	$(0.35)	$(0.89)	$(4.25)
Net loss on disposal of discontinued operations per common share:
Basic and diluted	$(0.28)	$—	$—
Net loss per common share:

Basic and diluted	$(6.82)	$(1.60)	$(5.39)

Weighted average shares outstanding:
Basic and diluted	26,505	15,673	2,217

The accompanying notes are an integral part of these consolidated financial statements.

HEARME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Convertible Preferred Stock
			Common Stock
					Additional Paid-In Capital	Deferred Stock- based Compensation	Cumulative Unrealized Gains/(Losses)	Notes Receivable From Stockholders	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 1997	10,426	$1	2,584	$—	$55,028	$(6,751)	$—	$(83)	$(41,054)	$7,141
Adjustment to Series C relating to Catapult escrow closing	(9)	—	—	—	(96)	—	—	—	—	(96)
Issuance of Series D preferred stock warrants for services rendered	—	—	—	—	64	—	—	—	—	64
Exercise of common stock options for notes receivable and cash	—	—	852	—	937	—	—	(937)	—	—
Repurchase of common stock options	—	—	(2)	—	(2)	—	—	—	—	(2)
Exercise of common stock options	—	—	400	—	113	—	—	—	—	113
Deferred stock based compensation	—	—	—	—	7,113	(7,113)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	2,601	—	—	—	2,601
Net loss	—	—	—	—	—	—	—	—	(11,951)	(11,951)

Balances at December 31, 1998	10,417	1	3,834	—	63,157	(11,263)	—	(1,020)	(53,005)	(2,130)
Issuance of Series E convertible preferred stock	3,035	—	—	—	18,797	—	—	—	—	18,797
Issuance of common stock warrants for services rendered	—	—	—	—	849	—	—	—	—	849
Exercise of common stock options for notes receivable	—	—	208	—	1,204	—	—	(1,307)	—	(103)
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	2	—	2
Repurchase of common stock options.	—	—	(12)	—	(12)	—	—	—	—	(12)
Exercise of common stock options for cash.	—	—	349	—	491	—	—	—	—	491
Issuance of common stock in public offering, net of offering cost of $6,840	—	—	3,900	—	64,101	—	—	—	—	64,101
Conversion of preferred stock to common stock upon initial public offering.	(13,452)	(1)	13,452	1	—	—	—	—	—	—
Issue of common stock for overallotment, net of offering costs.	—	—	585	—	9,793	—	—	—	—	9,793
Common stock issued through Employee Stock Purchase Plan.	—	—	71	—	675	—	—	—	—	675
Common stock issued upon acquisition of RTI	—	—	1,586	—	21,031	—	—	—	—	21,031
Exercise of common stock options and warrants.	—	—	135	—	700	—	—	—	—	700
Deferred stock based compensation.	—	—	—	—	1,580	(1,580)	—	—	—
Unrealized holding gains on investments.	—	—	—	—	—	—	614	—	—	614
Amortization of deferred stock-based compensation.	—	—	—	—	—	3,816	—	—	—	3,816
Stock-based compensation expense on acceleration of options upon terminations	—	—	—	—	225	—	—	—	—	225
Net loss	—	—	—	—	—	—	—	—	(25,081)	(25,081)

Balances at December 31, 1999	—	—	24,108	1	182,591	(9,027)	614	(2,325)	(78,086)	93,768
Common stock issued upon acquisition of AudioTalk	—	—	4,520	—	107,894	—	—	(337)	—	107,557
Common stock options granted in connection with acquisition of AudioTalk	—	—	—	5,695	—	—	—	—	5,695	—
Exercise of common stock options	—	—	313	—	536	—	—	—	—	536
Repurchase of common stock	—	—	(104)	—	(86)	—	—	45	—	(41)
Exercise of common stock warrant, net transaction	—	—	98	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	3,511	—	—	—	3,511
Deferred stock-based compensation	—	—	—	—	395	(395)	—	—	—	—
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	130	—	130
Common stock issued through Employee Stock Purchase Plan	—	—	271	—	1,137	—	—	—	—	1,137
Unrealized holding loss on investments	—	—	—	—	—	—	(599)	—	—	(599)
Stock-based compensation expense on acceleration of options upon terminations of options	—	—	—	—	151	—	—	—	—	151
Cancellation of unamortized stock based compensation upon terminations	—	—	—	—	(2,407)	2,407	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(180,889)	(180,889)

Balances at December 31, 2000	—	$—	29,207	$1	$295,906	$(3,504)	$15	$(2,487)	$(258,975)	$30,956

The accompanying notes are an integral part of these consolidated financial statements.

HEARME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net loss	$(180,889)	$(25,081)	$(11,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,754	1,454	976
Loss on disposal of assets	96	—	—
Stock-based employee compensation	3,662	3,816	2,601
Allowance for bad debt	271	606	—
Warrant expense	—	849	—
Write-off of purchased in-process research and development costs	550	850	—
Amortization of intangible assets related to acquisitions	41,293	2,175	—
Impairment of goodwill and intangible assets, net	97,080	—	—
Non-cash interest expense on debt	—	60	32
Amortization of (discount) premium on investments	(860)	613	—
Adjustment to net loss for sale of investment	—	—	(166)
Changes in operating assets and liabilities:
Accounts receivable	2,143	(4,440)	(1,314)
Interest and other receivables	121	(653)	(261)
Prepaid expenses and other current assets	(707)	(1,024)	(314)
Net assets of business held for sale	(6,395)	—	—
Other assets	(37)	(207)	(9)
Accounts payable	972	(562)	(690)
Accrued payroll and related expenses	(36)	1,800	242
Accrued expenses	(2,052)	1,600	67
Deferred revenue	(1,095)	389	54
Deferred rent	17	78	12
Accrued expenses relating to sale of business	6,732	—	—

Cash used in operating activities	(36,380)	(17,667)	(9,341)

Cash flows from investing activities:
Purchase of short-term investments	(18,295)	(55,957)	(625)
Proceeds from sale of short-term investments	51,734	14,987	791
Purchase of long term investments	(760)	—	—
Purchase of certificate of deposit (restricted cash)	(50)	—	(5)
Payments for AudioTalk acquisition, net of cash acquired of $6,371	(3,629)	—	—
Acquisition of property and equipment	(2,681)	(4,076)	(880)
Proceeds from disposal of property and equipment	34	—	—

Net cash provided by (used in) investing activities	26,353	(45,046)	(719)

Cash flows from financing activities:
Proceeds from notes payable	2,888	—	2,500
Repayments of notes payable	(507)	(4,469)	(74)
Payment of redeemable common stock	(61)	—	—
Payments under capital lease obligations	(322)	(443)	(399)
Issuance of notes payable for insurance premium	—	434	—
Proceeds from exercise of common stock options and warrants	536	1,193	113
Payment of repurchase common stock	(41)	(12)	(2)
Proceeds from issuance of common stock through ESPP	1,137	675	—
Proceeds from repayment of notes receivable from stockholders	130	—	—
Proceeds from issuance of preferred stock, net	—	18,797	(96)
Acquisition of subsidiaries	—	(106)	—
Proceeds from initial public offering, net of issuance costs	—	73,893	—

Net cash provided by financing activities	3,760	89,962	2,042

Net increase (decrease) in cash and cash equivalents	(6,267)	27,249	(8,018)

Cash and cash equivalents, beginning of period	28,363	1,114	9,132

Cash and cash equivalents, end of period	$22,096	$28,363	$1,114

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS OF THE COMPANY:

    HearMe ("the Company") was incorporated in Delaware and commenced operations in January 1995 under the name Amber Software, Inc. In April 1995, we changed our name to Mpath Interactive Inc. The Company develops and licenses VoIP technology and services for business and personal communications applications.

    On September 28, 1999 the Company announced that it would commence doing business under the name HearMe and changed its NASDAQ ticker symbol to HEAR. The Company changed its legal name to HearMe in January 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Catapult, Resounding and AudioTalk. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain Risks and Uncertainties:

    The Company is subject to all of the risks inherent in an early stage business in the technology industry. The risks include but are not limited to our limited operating history, limited management resources, reliance on customers adopting and integrating our technology, dependence on the deployment of IP networks and related security risks, and the changing nature of the internet and communications industries.

Substantial Future Capital Needs:

    The Company has incurred significant losses since inception. In Fiscal 2000, the Company incurred losses from continuing operations of $167.1 million (including a charge related to the impairment of enterprise goodwill and intangible assets of $97.1 million) and used $36.4 million in its operating activities. Management expects that operating losses and negative cash flows will continue at least through Fiscal 2001 as the Company continues to market its VoiceSERVER product and increase its customer base. Management anticipates that existing sources of liquidity and anticipated revenue will satisfy projected working capital and other cash requirements through at least the first quarter of Fiscal 2002. If the Company fails to develop revenues from sales of its key product to generate adequate funding from operations, it will be required to either reduce its operating expenses and/or seek additional debt or equity financing or a combination of both. Such financing may not be available on acceptable terms or at all.

Cash and Cash Equivalents and Investments:

    The following tables detail the Company's cash and investments and their contractual maturities. The Company considers all highly liquid investments with maturities of three months or less, from the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value. Investments with maturity greater than three months, but less than one year, at the time of purchase are considered to be short-term investments. Investments with a maturity greater than one year, at the time of purchase are classified as long-term investments within Other Assets. The Company classifies its investments in certain debt securities as available-for-sale. Such investments are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in other comprehensive income. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred.

	December 31, 2000 (in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash in bank	$775	$—	$—	$775
Mutual funds	8,698	—	—	8,698
Corporate debt securities	21,765	614	(599)	21,780

	31,238	614	(599)	31,253

Included in cash and cash equivalents	22,096	—	—	22,096
Included in short-term investments	8,382	614	(599)	8,397
Included in other assets	760	—	—	760

	31,238	614	(599)	31,253

Due within one year	$30,478	$614	$(599)	$30,493

Due after one year	$760	$—	$—	$760

Restricted Cash:

    At December 31, 2000 and 1999, cash balances of approximately $220,000 and $170,000 respectively were restricted from withdrawal and held by a bank in the form of certificates of deposit. These certificates of deposit serve as collateral to a letter of credit issued to the Company's landlord as a security deposit and as a deposit against the Company's credit card.

Concentration of Credit Risk:

    Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company deposits its cash and cash equivalents with four major banks. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that these banks are financially sound and, accordingly, minimal credit risk exists.

    With respect to accounts receivable, the Company's customer base is dispersed across many different geographic areas and a variety of commercial entities. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company periodically reviews the need for reserves for potential credit losses and such losses have been within management's expectations. Typically, the Company grants terms of 30 to 60 days for Technology Products customers.

    The following table summarizes net revenue from customers in excess of 10% of the total net revenue:

	For The Year Ended December 31
	2000	1999	1998
Customer A	22.3%	—	—
Customer B (related party)	—	29.7%	28.2%
Customer C	—	—	28.8%
Customer D	—	12.8%	16.4%

Fair Value of Financial Instruments:

    The carrying amounts of notes payable and capital lease obligations approximate fair value.

Property and Equipment:

    Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income. For the year ended December 31, 1999, approximately $1,068,000 of the property and equipment was construction-in-process pertaining to the build-out of the Company's new leased office facilities. Depreciation commenced upon completion of the work in late January of 2000.

Goodwill and Other Intangibles:

    Goodwill and other intangibles are carried at cost less accumulated amortization. We amortize goodwill and other identifiable intangibles on a straight-line basis over their estimated useful lives, generally two to three years.

    We assess the impairment of identifiable intangibles and related goodwill periodically in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." We also assess the impairment of enterprise level goodwill periodically in accordance with the provision of Accounting Principles Board Opinion No. 17, "Intangible Assets." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, and our market capitalization relative to net book value. When we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

Summary of Goodwill and Intangible Assets

  Impairment of Goodwill

    During the fourth quarter ended December 31, 2000, we performed an impairment assessment of the identifiable intangibles and enterprise level goodwill recorded upon the acquisitions of AudioTalk and Resounding, which we completed in April 2000 and October 1999, respectively. Our assessment was performed primarily due to the significant decline in our stock price since the date the shares issued in each acquisition were valued. Goodwill significantly exceeded our market capitalization prior to the impairment charge, and the overall decline in our industry growth rates indicate that this trend may continue for an indefinite period. As a result of our review, we recorded a $97.1 million impairment charge, net of the related deferred tax liability, to reduce our enterprise level goodwill. The charge was determined based upon our estimated discounted cash flows using a discount rate of 25%. The assumptions supporting our cash flows including the discount rate were determined using our best estimates.

Revenue Recognition:

  Technology Products

    The Company derives revenues from licensing fees for its technology, including its VoiceSERVER product, which enables customers to create and deploy next generation communication solutions. The Company also derives incremental revenues from service, maintenance and upgrade fees.

    The Company has adopted the provisions of Statement of Position 97-2, (SOP 97-2), "Software Revenue Recognition," as amended and Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition." The Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. For contracts with multiple obligations (e.g., maintenance, unspecified upgrades), the Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company, or for products not being sold separately, the price established by management. The Company recognizes revenue allocated to maintenance fees for ongoing customer support and unspecified upgrades ratably over the period of the maintenance contract or upgrade period.

    The Company records deferred revenue for any amounts received in advance of the completion of the maintenance contract period and for any amounts received prior to their being earned.

Research and Development Costs:

    Research and development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Technological feasibility is reached when the Product reaches the beta stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time.

Advertising Costs:

    Costs related to advertising and promotion of products is charged to sales and marketing expense as incurred. Advertising cost charged to expenses for the years ended December 31, 2000, 1999 and 1998 were approximately $8,120,000, $2,378,000, and $1,201,000 respectively.

Earnings per Share:

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

Stock-Based Compensation:

    Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the fair value method or measuring compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has chosen to continue to use the measurement prescribed by APB Opinion No. 25 and its related accounting interpretations for employee stock options and to make supplemental disclosures to show the effects of using the fair value-based measurement criteria. The Company accounts for options granted to non-employees under SFAS No. 123 and Emerging Issues Task Force No. 96-18 (EITF 96-18), "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

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

Comprehensive Income:

    Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. In the year ended December 31, 2000 and 1999 the Company had unrealized gains and (losses) on short-term investments of $(599,000) and $614,000, respectively, resulting in a total comprehensive loss of $181,488,000 and $24,467,000 in the respective years. The Company had no other comprehensive income in the year ended December 31, 1998.

Segment Information:

    The Company operates in one segment.

Reclassifications:

    Certain prior year amounts have been reclassified for consistency with current year financial statements presentation. The reclassification has had no effect on the amounts presented as net assets or working capital.

Recent Accounting Pronouncements:

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect of such derivatives. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company will adopt SFAS No. 133 in its quarter ending March 31, 2001. The introduction of SFAS No. 133 is not expected to have a significant impact on the results of the Company.

    In various areas, including revenue recognition and stock-based compensation, accounting standards and practices continue to evolve. The SEC has issued interpretative guidance relating to revenue recognition in SAB 101, and the FASB continues to address accounting for revenue and other related accounting issues.

3. ACQUISITIONS:

Resounding Acquisition:

    On October 20, 1999, the Company completed its acquisition of Resounding Technology, Inc ("Resounding"), a Delaware corporation. This acquisition was accomplished by the statutory merger (the "Merger") of RTI Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, with and into Resounding. The Merger was accomplished pursuant to an Agreement and Plan of Merger dated as of September 27, 1999, among the Company, Resounding and RTI Acquisition Corp. and a related Certificate of Merger, following approval by the stockholders of Resounding and satisfaction of other closing conditions. The acquisition, which is being accounted for as a purchase transaction, was paid through the issuance of 1,585,488 shares of the Company common stock, the assumption of 153,048 stock options and payment in cash to certain of Resounding's stockholders in the amount of $175,000. The portion of the consideration in the form of the Company stock was distributed using an exchange ratio of .331 for each share or option of Resounding. Of the 1,585,488 shares of common stock, 317,098 shares are held by an escrow agent to serve as security for the indemnity provided by certain shareholders of Resounding. Common Stock Put Rights were granted to

Resounding's employees to enable them to sell their portion of 200,000 shares of the Company's common stock back to the Company at a price of $10.00 per share. Such Put Rights expire in October 2001. As of March 2001, put rights for a total of 172,619 shares were exercised, whereby the Company repurchased the shares for a total of $1,726,190. The Company accounted for this acquisition in the fourth quarter of fiscal 1999. The results of Resounding have been included in the results of the Company from the date of acquisition.

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

    At the time of acquisition the intangible assets and goodwill acquired had estimated useful lives and amortization for the years ended December 31, 2000 and 1999, as follows:

	Estimated Amount	Useful Life	2000 Amortization	1999 Amortization
Purchased existing technology	$2,600,000	2 years	$1,300,000	$253,000
Workforce-in-place	700,000	2 years	350,000	68,000
Non-compete agreements	1,300,000	2 years	650,000	126,000
Goodwill	19,615,000	2 years	9,807,500	1,907,000
Deferred tax liability	(1,840,000)	2 years	(920,000)	(179,000)

    The value assigned to purchased-in-process research and development ("IPR&D") was determined by identifying research projects in areas for which technological feasibility had not been established. These include projects for the development of a next generation version of RTI's Roger Wilco product, a software developers' kit as well as other specialized technologies totaling $2,600,000. The value was determined by estimating the expected cash flows from the projects once commercially viable, applying a percentage of completion to the calculated value as defined below and then discounting the net cash flows back to their present value.

    The net cash flows from the identified projects are based on our estimates of revenues, cost savings from those projects, estimated charges for use of assets by the projects and income taxes from those projects. These estimates are based on the assumptions described below.

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

    Discounting the net cash flows back to their present value is based on the industry weighted average cost of capital ("WACC"). The industry WACC is approximately 31%. The discount rate used in discounting the net cash flows from IPR&D is 35%, a 400 basis point increase from the industry WACC. This discount rate is higher than the industry WACC due to inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances that could potentially impact the estimates described above.

    The percentage of completion for each project was determined using costs incurred to date on each project as compared to the remaining research and development to be completed to bring each project technological feasibility. The percentage of completion varied by individual project ranging from 25% to 80%.

    Unaudited pro forma condensed results of operations for the combined company as if the transaction had occurred on January 1, 1999 are as follows:

HEARME
UNAUDITED PROFORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

Year Ended December 31, 1999
Revenues	$7,100
Cost of revenues	1,118

Gross profit	5,982

Loss from operations	(22,700)
Net loss	$(34,746)

Net loss per common share:
Basic and diluted	$(2.14)

Weighted average shares outstanding:
Basic and diluted	16,253

    There were no transactions between the Company and RTI during 1999.

  AudioTalk Acquisition:

    On March 8, 2000, HearMe entered into an Agreement and Plan of Merger (the "Merger Agreement") with AudioTalk Networks, Inc. ("AudioTalk"), a California corporation. The Merger Agreement provided for the merger of a newly formed wholly owned subsidiary of HearMe with and into AudioTalk. AudioTalk became a wholly owned subsidiary of HearMe. The merger is being accounted for under the purchase method of accounting. The merger was consummated on April 3, 2000. The results of AudioTalk have been included in the results of the Company from the date of acquisition.

    The purchase price of approximately $124,100,000 includes approximately $107,900,000 of stock, issued at fair value (fair value being determined as the average price of the HearMe stock for a period three days before and after the announcement of the merger), $5,700,000 in AudioTalk stock option costs (determined using the Black Scholes option pricing model), $10,000,000 in cash and $500,000 in estimated expenses of the transaction. The purchase price was allocated as follows: $5,368,000 to the estimated fair value of AudioTalk net tangible assets purchased, $580,000 to purchased existing technology, ($1,092,000) to establish deferred tax liabilities associated with certain intangibles acquired, $550,000 to purchased in-process research and development, $900,000 to existing sales contracts, $1,250,000 to workforce-in-place and $116,544,000 to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimates.

    At the time of acquisition the intangible assets and goodwill acquired had estimated useful lives and estimated amortization for the remainder of the year ending December 31, 2000, as follows:

	Estimated Amount	Useful Life	2000 Amortization
Purchased existing technology	$580,000	2 years	$217,500
Workforce-in-place	1,250,000	3 years	468,800
Existing sales contracts	900,000	2 years	695,000
Goodwill	116,544,000	3 years	29,133,700
Deferred tax liability	(1,092,000)	2 years	(409,500)

    The value assigned to purchased in-process research and development ("IPR&D") was determined by identifying research projects in areas for which technological feasibility had not been established. These include projects for the development of a hardware-based real-time voice communication product as well as other specialized software technologies totaling $550,000. The value was determined by estimating the expected cash flows from the projects once commercially viable, applying a percentage of completion to the calculated value as defined below and then discounting the net cash flows back to their present value.

    The net cash flows from the identified projects are based on estimates of revenues, the related estimated cost of sales and operating expenses, estimated charges for use of assets by the projects and income taxes from those projects. These estimates are based on the assumptions mentioned below.

    The estimated revenues are based on management projections of each in-process project. These projections are based on estimates of market size and growth, expected trends in technology and the nature and expected timing of new project introductions by our competitors and us.

    Projected gross profits from AudioTalk's technology products are in line with comparable industry margins. The estimated charges for use of assets are consistent with AudioTalk's historical cost structure, which is in line with industry averages at approximately 1.3% of revenues.

    Discounting the net cash flows back to their present value is based on the industry weighted average cost of capital ("WACC"). The industry WACC is approximately 20%. The discount rate used in discounting the net cash flows from IPR&D is 25%, a 500 basis point increase from the industry WACC. This discount rate is higher than the industry WACC due to inherent uncertainties surrounding the successful development of the IPR&D, market acceptance of the technology, the useful life of such technology and the uncertainty of technological advances that could potentially impact the estimates described above.

    The percentage of completion for each project was determined using costs incurred to date on each project as compared to the remaining research and development to be completed to bring each project technological feasibility. The percentage of completion varied by individual project ranging from 44% to 60%.

    If the projects discussed above are not successfully developed, the sales and profitability of the combined company may be adversely affected in future periods.

    Unaudited pro forma condensed results of operations for the combined company as if the transaction had occurred on January 1, 1999 are as follows:

HEARME
UNAUDITED PROFORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2000	1999
Revenues	$14,021	$7,105
Cost of revenues	1,674	1,118

Gross profit	12,347	5,987

Loss from operations	(177,801)	(52,872)
Net loss	$(191,547)	$(64,926)

Net loss per common share:
Basic and diluted	$7.23	$(3.71)

Weighted average shares outstanding:
Basic and diluted	26,505	17,508

    There were no transactions between the Company and AudioTalk during the periods presented.

    Goodwill and intangible assets, with useful lives ranging from 2-3 years, consist of the following (in thousands):

	Year Ended December 31,
	2000	1999
Purchased existing technology	$3,180	$2,600
Workforce in place	1,950	700
Non-compete agreements / Existing sales contracts	2,200	1,300
Goodwill	136,159	19,615
Deferred tax liability	(2,932)	(1,840)

	140,557	22,375
Less: Accumulated amortization	(43,477)	(2,175)
Impairment of goodwill and intangible assets	97,808	—

	$0	$20,200

4. DISCONTINUED OPERATIONS:

    On December 13, 2000, the Company signed a definitive agreement to sell its Live Communities business unit, including the Mplayer.com voice-enabled Internet games community and affiliated advertising network to GameSpy Industries, Inc ("GameSpy"), an online games company. The transaction was completed on January 19, 2001, and the Company received $500,000 in cash, a note receivable for $4,521,000 and 2,404,890 shares of common stock valued at a total of $1,400,000.

    The net assets of the Live Communities business unit have been classified as current assets at December 31, 2000. Prior years' financial statements have been restated to reflect the discontinuation of the Live Communities business unit, and the anticipated loss on disposition was recorded in 2000. The $7,510,000 loss on disposition of discontinued operations consists primarily of accrued expenses totaling $8,225,000 less the gain on the sale of $490,000 and the reserve of $225,000. .

    Summary operating results of the discontinued operations, including the loss on disposition, are as follows (in thousands):

	Year ended December 31,
	2000	1999	1998
Revenues from Live Communities	$13,948	$8,422	$3,022
Loss from operations through December 13, 2000	(9,349)	(13,910)	(9,432)
Loss on disposition	(7,510)	—	—
Net loss from discontinued operations	$(16,859)	$(13,910)	$(9,432)

5. PROPERTY AND EQUIPMENT:

    Property and equipment, with useful lives ranging from 3-5 years, consists of the following (in thousands):

	December 31,
	2000	1999
Software	$672	$426
Computer equipment	6,840	6,121
Furniture and fixtures	706	291
Leasehold improvements	1,541	257
Construction in progress	—	1,068

	9,759	8,163
Less accumulated depreciation and amortization	(4,854)	(3,663)

	$4,905	$4,500

    Depreciation and amortization expense was $2,754,000, $1,454,000 and $976,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    The cost of assets under capital lease as of December 31, 2000 and 1999 was approximately $1,547,000. The accumulated amortization on assets under capital lease as of December 31, 2000 and 1999 was $1,547,000 and $1,327,000, respectively.

6. COMMITMENTS AND CONTINGENCIES:

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

Lease commitments:

    The company leases its office facilities under terms of operating lease agreements expiring through 2005. During 1999, the company entered into a lease agreement for an additional location. The lease commenced in July 1999 and expires in February 2005. Future minimum lease payments under operating leases at December 31, 2000 are as follows (in thousands):

Year Ended December 31,	Operating Leases
2001	$1,135
2002	755
2003	738
2004	734
2005	118

Total minimum lease payments	$3,480

    Rent expense for the years ended December 31, 2000, 1999 and 1998, was approximately $679,000, $623,000, and $498,000, respectively.

7. NOTES PAYABLE:

    In May 2000, the Company entered into a term loan agreement with a bank for an asset financing line of up to $3,000,000, payable over a 36-month period at an interest rate of prime plus 1%. As of December 31, 2000 the balance of the term loan was approximately $2,655,000 and was no longer available for any future drawdowns. In January 2001, the bank required the Company to repay $1,500,000 of the principal as a result of the divestiture of the Live Communities business unit. Amounts borrowed under this agreement are collateralized by substantially all of the Company's tangible assets.

    In April 1999, the Company entered into a term loan agreement for financing the Director's and Officers liability insurance for $425,000, payable over a 18-month period. The loan was repaid in 2000.

    Total notes payable outstanding are as follows (in thousands):

	December 31,
	2000	1999
Term loan	$2,655	$—
Directors' and officers' insurance note	—	274

	2,655	274
Less current portion	(2,468)	(255)

Total long term notes payable	$187	$19

8. REDEEMABLE COMMON STOCK:

    Common Stock Put Rights were granted to Resounding's employees to enable them to sell their portion of 200,000 shares of the Company's common stock back to the Company at a price of $10.00 per share. Such Put Rights expire in October 2001. During the year ended December 31, 2000, put rights for a total of 6,103 shares were exercised whereby the Company repurchased the shares for approximately $61,000.

9. STOCKHOLDERS' EQUITY:

Convertible Preferred Stock:

    The Company currently has authorized a total of 5,000,000 shares of convertible preferred stock. The Company had previously authorized 16,294,986 shares of convertible preferred stock prior to the Initial Public Offering. With the completion of the Initial Public Offering these authorized shares were cancelled as the issued and outstanding shares converted into common stock.

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

    The Company issued 2,397,000 shares of its common stock to the founders and key employees of the Company under restricted stock purchase agreements in exchange for full recourse notes receivable of $2,487,000 bearing interest at 5.2% to 6.8% per annum.

Notes Receivable From Stockholders:

    During the period from inception through December 31, 1998 the Company issued 3,189,000 shares of common stock to founders and key employees, through stock issuances and common stock option exercises, in exchange for notes receivable from stockholders of $1,020,000. The notes bear interest rates ranging from 4.5% to 6.2% per annum and are repayable between July 2001 and April 2002.

    In the year ended December 31, 1999, the Company issued 207,500 options for shares of its common stock to three key employees of the Company. All of the options were exercised immediately in exchange for notes receivable of $1,307,000 bearing interest rates ranging from 4.64% to 4.99% per annum and which are repayable between July 2001 and April 2002. In the same year ended December 31, 1999, three of the notes receivable from key employees totaling approximately $2,000 were repaid.

    Under the terms of the notes receivable agreements, the Company has the option to repurchase, at the holder's original purchase price, all or any portion of the purchased shares in which the founders and key employees have not acquired a vested interest, should the individuals cease to be employed. The Company's right to repurchase such shares generally lapses 25% on the first anniversary date of the purchase of the common stock and thereafter ratably over three years. At December 31, 2000, none of the shares of the founders common stock and 883,659 shares of common stock arising from the exercise of options were subject to the Company's right of repurchase.

    In the year ended December 31, 2000, in connection with the acquisition of AudioTalk's assets and liabilities, the Company acquired approximately $337,000 of notes receivable from stockholders. The notes bear interest rates ranging from 4.84% to 6.56% per annum and are repayable between February 2005 and October 2008. In the year ended December 31, 2000, six of the notes receivable from key employees totaling approximately $130,000 were repaid and four of the notes receivable were canceled at termination of employment, totaling approximately $45,000.

Warrants:

    The Company entered into an agreement with a national Internet Service Provider in 1995 to provide the equipment necessary for the Company's services. In connection with this agreement, the Company tentatively agreed to issue warrants to purchase 120,000 shares of common stock, although the warrant was not issued until an agreement as to its terms was finalized on February 12, 1999. The warrants entitle the holder to purchase 12,000 shares of common stock at $0.21 per share and 108,000 shares at $1.03 per share. The fair value of these warrants, as determined using the Black-Scholes model, was calculated to be approximately $849,000 and expensed as cost of revenues in the first quarter of 1999. In October 2000, these warrants were exercised in a net transaction resulting in the issuance of 98,331 shares of common stock.

    The Company issued a warrant to purchase up to 52,250 shares of common stock at a price of $60 per share (subject to adjustments under certain circumstances) in connection with the issuance of notes payable by Catapult prior to its acquisition by the Company. As the fair value of these warrants was determined to be immaterial at the date of issuance, no charge was recorded. The warrant expired on December 31, 2000. The Company had reserved 52,250 shares of common stock for the exercise of this warrant.

    On February 11, 1999, the Company entered into a Letter of Understanding with Yahoo! Inc., which outlines an arrangement to license to Yahoo! certain technology. As part of this arrangement, the Company issued Yahoo! a warrant to purchase 192,000 shares of common stock at an exercise price of $10.29 per share, which Yahoo! can exercise upon certain milestones being met. The final valuation of this warrant would not be established until all of the milestones have been met. This warrant expires on February 11, 2001.

1995 Stock Option/Stock Issuance Plan:

    During 1995, the Company adopted the 1995 Stock Option/Stock Issuance Plan (the Plan). The Plan is divided into an Option Grant Program under which employees may be granted options to purchase common stock and a Stock Issuance Program under which employees may be issued shares of common stock directly, either through the immediate purchase of such shares or for services rendered to the Company. Options are granted at an exercise price determined by the board of directors and are fully exercisable on date of grant, subject to repurchase (at the original price) by the Company. The repurchase right lapses for 25% of the shares upon completion of one year of service and the balance in successive equal monthly installments over three years. Options expire ten years after issuance. As of December 31, 2000 shares authorized under the plan were 3,453,000.

1999 Stock Incentive Plan:

    In February 1999, the Company's Board of Directors approved the 1999 Stock Incentive Plan. A total of 2,500,000 shares of common stock were originally reserved for issuance under this plan, which is subject to annual increases. The annual increase for the year ended December 31, 2000 was 1,200,000, bringing total shares reserved to 3,700,000. This plan provides for the grant of incentive stock options to employees and nonstatutory stock options and restricted stock to employees, directors and consultants. The terms of the option and restricted stock grants will be determined by the Board of Directors on the date of issuance.

1999 Directors' Stock Option Plan:

    In February 1999, the Company's Board of Directors approved the 1999 Directors' Stock Option Plan (the "Directors' Plan"). A total of 300,000 shares of common stock have been reserved for issuance under the Directors' Plan. The Directors' Plan provides for an initial grant of an option to purchase 30,000 shares of common stock to each person who becomes a non-employee director after the effective date of the Directors' Plan. These options vest and become exercisable 25% annually upon the first, second, third and fourth anniversaries of the date of grant. The Directors' Plan also calls for annual grants upon each annual meeting of options to purchase 7,500 common shares, which option becomes exercisable and vested in full upon the fourth anniversary of the date of grant. Options must be granted at the fair market value on the date of grant and have a term of the lesser of ten years or the term of the optionees' service as a director. As of December 31, 2000 shares authorized under the plan were 300,000.

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

Other Stock Option Grants:

    Activity under the Company's stock option plans, including options granted in connection with the above Catapult and Resounding acquisition, is as follows:

	Options Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price
Balances, December 31, 1997	612,372	1,603,478	$0.98
Options additionally reserved	1,150,000
Options granted	(1,586,750)	1,586,750	$1.26
Shares repurchased	1,500		$1.03
Options canceled	152,166	(152,166)	$0.88
Options exercised		(1,252,165)	$0.84

Balances, December 31, 1998	329,288	1,785,897	$1.33
Options additionally reserved	3,489,500
Options granted (1)	(3,297,299)	3,297,299	$13.73
Shares repurchased	11,526		$6.35
Options canceled	318,274	(318,274)	$6.92
Options exercised		(556,628)	$3.05

Balances, December 31, 1999	851,289	4,208,294	$10.40
Options additionally reserved (2)	1,497,601
Options granted (2)	(2,856,349)	2,856,349	$8.02
Options canceled(3)	1,040,924	(1,732,353)	$12.46
Options exercised		(311,633)	$1.77

Balances, December 31, 2000	533,465	5,020,657	$8.87

    Note (1)—In connection with the acquisition of Resounding Technology, 152,308 options to purchase shares were issued below fair market value and are included in the number above. The weighted average exercise price for these options is $0.72 with a weighted average fair market value of $13.25.

    Note (2)—In connection with the acquisition of AudioTalk, 297,601 options to purchase shares were issued and are included in the additionally reserved and granted options amounts set out above. The weighted average exercise price for these options is $8.46.

    Note (3)—Canceled options have been adjusted to reflect the expiration of options under the 1995 Stock Option Plan and the AudioTalk Stock Option Plan, which do not roll back as available for grant.

    At December 31, 2000, options for 888,659 shares remain subject to the Company's right of repurchase.

    The options outstanding and currently exercisable by exercise price at December 31, 2000 are as follows:

	Options Outstanding			Options Currently Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05-$ 2.95	1,036,038	5.9 years	$1.21	972,084	$1.23
$2.96-$ 4.00	464,249	8.9 years	$3.68	19,900	$3.79
$4.01-$ 5.90	201,749	6.4 years	$5.22	166,683	$5.37
$5.91-$ 8.85	1,378,040	7.3 years	$7.10	186,763	$7.07
$8.86-$11.80	529,838	7.1 years	$9.52	365,520	$9.28
$11.81-$14.75	498,716	6.0 years	$13.35	174,053	$13.32
$14.76-$17.70	276,657	7.0 years	$16.96	87,624	$16.94
$17.71-$20.65	375,726	5.5 years	$19.76	228,845	$19.68
$20.66-$23.60	119,728	4.5 years	$20.84	22,019	$20.87
$23.61-29.50	139,916	4.5 years	$26.41	19,288	$26.82

$0.05-$29.50	5,020,657	6.7 years	$8.87	2,242,779	$7.21

    Options to purchase 2,242,779, 2,216,849 and 1,785,897 shares were vested at December 31, 2000, 1999 and 1998 respectively.

    Through December 31, 2000 the Company recorded compensation expense related to certain stock options issued with exercise prices below the fair market value of the related common stock. The company recorded compensation expense in the approximate amount of $3,511,000, $3,816,000 and $2,601,000 in 2000, 1999 and 1998, respectively. At December 31, 2000, approximately $3,504,000 remains to be amortized over the remaining vesting periods of the options.

  Pro Forma Stock-Based Compensation:

    The Company accounts for employee stock options under APB Opinion No. 25. Had the Company determined compensation expense under SFAS No. 123, the effect on the Company's net earnings would have been insignificant for the period ended December 31, 1998. For the years ended December 31, 2000, 1999 and 1998, the results would have been as follows (in thousands, except per share amounts):

	2000	1999	1998
Net loss:
As reported	$(180,889)	$(25,081)	$(11,951)
Pro forma	$(185,070)	$(28,195)	$(11,951)
Net loss per share—basic and diluted:
As reported	$(6.82)	$(1.60)	$(5.39)
Pro forma	$(6.98)	$(1.80)	$(5.39)

    These pro forma results are not necessarily indicative of results that may be expected in the future as additional grants are made each year and options vest over several years. Prior to the company's initial public offering, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes model. The weighted average fair value of the options granted or modified for the years ended December 31, 2000, 1999 and 1998 was $7.46, $13.73, and $0.22 respectively.

    The following weighted average assumptions were used in the above calculations:

	2000	1999	1998
Risk free interest rate	6.15%	5.47%	5.13%
Expected life	4 years	3 years	4 years
Volatility	60.0%	60.0%	0.0%
Dividend yield	0.0%	0.0%	0.0%

10. NET LOSS PER SHARE:

    In accordance with the requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2000	1999	1998
Numerator—Basic and Diluted:
Net loss	$(180,889)	$(25,081)	$(11,951)
Denominator—Basic and Diluted:
Weighted average common shares outstanding	26,505	15,673	2,217
Basic and Diluted net loss per share	$(6.82)	$(1.60)	$($5.39)

    Options and warrants to purchase common and preferred shares, unvested common shares subject to repurchase by the Company and preferred securities are not included in the diluted loss per share calculations as their effect is antidilutive for all periods presented. These dilutive securities at December 31, 2000 included weighted average common stock equivalents relating to preferred stock and options and warrants to purchase common and preferred shares (as calculated using the treasury method), as follows:

	2000	1999	1998
Preferred stock	—	—	10,416,615
Unvested common stock	883,659	1,218,275	185,354
Options	5,020,657	4,208,294	1,785,897
Warrants	192,000	233,523	543,436

11. EMPLOYEE BENEFIT PLAN:

    The Company created a 401(k) Plan (the Plan) to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the Plan up to 20% of their compensation, not to exceed the annual 402(g) limitation for any plan year. The Company's matching contribution is discretionary as determined by the Board of Directors. During 2000, 1999 and 1998, the Company did not contribute to the Plan.

12. INCOME TAXES:

    At December 31, 2000 and 1999, the Company had federal and state net operating loss carryforwards of approximately $163,717,000 and $113,499,000, respectively, available to offset future regular and alternative minimum taxable income. The Company's net operating loss carryforwards expire on various dates after the year 2000, if not utilized. At December 31, 2000, the Company had research credit carryforwards of approximately $1,254,000 and $750,000 for federal and state income tax purposes, respectively. The federal credit, if not utilized, will expire on various dates after the year 2009. Due to changes in the Company's ownership in 1995 and 1997, future utilization of a portion of the net operating loss carryforwards will be subject to certain limitations of annual utilization as deferred by the Tax Reform Act of 1986.

    The components of the net deferred tax assets comprised (in thousands):

	December 31,
	2000	1999
Net operating loss carryforwards	$38,742	$26,258
Tax credit carryforwards	1,812	1,464
Accruals and reserves	851	850
Discontinued operations	2,682	—
Property plant and equipment	5,007	4,645
Deferred tax liability from acquisitions	—	(1,661)

	49,094	31,556
Less valuation allowance	(49,094)	(31,556)

Net deferred tax asset	$—	$—

    Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax assets. The valuation allowance recorded for the period ended December 31, 2000 increased by $17,538,000. Deferred tax assets and the related valuation allowance include approximately $369,000 related to certain U.S. operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

    The difference between the statutory rate of approximately 34% and the Company's effective tax rate is due primarily to the valuation allowance established to offset the deferred tax assets. The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference for the year summarized below:

	2000	1999	1998
Provision computed at federal statutory rate	(34)%	(34)%	(34)%
State taxes	(6)	(6)	(6)
Tax credit carryforwards	—	(2)	(2)
Change in valuation allowance	10	35	36
Impairment of goodwill related to tax-free acquisitions	29	—	—
Other permanent differences	1	10	1
Other	1	(3)	5

Provision for income taxes	0%	0%	0%

13. RELATED PARTY TRANSACTIONS:

    One of the Company's former major customers is also an investor. The Company had revenue transactions in the normal course of business with this customer totaling $782,000, $2,110,800 and $1,876,000 in the years ended December 31, 2000, 1999 and 1998, respectively.

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (In thousands):

	Year Ended December 31,
	2000	1999	1998
Cash paid for interest	$136	$213	$222
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of AudioTalk and RTI	$107,894	$22,601	$—
Exercise of common stock options for notes receivable	$337	$1,204	$937
Cancellation of common stock options for notes receivable	$(45)	$—	$—
Financing cost in conjunction with Series D preferred stock	$—	$—	$64
Financing cost in conjunction with common stock warrant	$—	$849	$—
Compensation accrued for options granted	$—	$215	$215
Deferred stock based compensation	$395	$1,580	$7,113

15. SUBSEQUENT EVENTS:

Divestiture of Live Communities

    On December 13, 2000, the Company signed a definitive agreement whereby it would divest itself of the Live Communities business unit, including the Mplayer.com voice-enabled Internet games community and affiliated advertising network to GameSpy Industries, Inc ("GameSpy"), an online games company. The transaction was completed on January 19, 2001, whereby GameSpy acquired all of the assets and liabilities relating to the Live Communities business for $500,000 of cash, a note receivable for $4,521,000 and 2,404,890 shares of common stock valued at a total of $1,400,000.

    The net assets of the Live Communities business unit have been classified as a current asset at December 31, 2000, since the disposition occurred in January 2001. The anticipated loss on disposal of the business unit was accounted for in the Company's financial results for the year ended December 31, 2000. Prior years' financial statements have been restated to reflect the discontinuation of the Live Communities business unit.

Redemption of Common Stock

    Common Stock Put Rights were granted to Resounding's employees to enable them to sell their pro-rata portion of 200,000 shares of the Company's common stock at a price of $10.00 per share. Such Put Rights expire in October 2001. As of March 2001, put rights for a total of 172,619 shares were exercised, whereby the Company repurchased the shares for a total of $1,726,190.

Paydown of Term Loan

    In May 2000, the Company entered into a term loan agreement with a bank for an asset financing line of up to $3,000,000, payable over a 36-month period at an interest rate of prime plus 1%. The

Company drew down $2,888,000 by September 30, 2000, the deadline date for draws against the line. In January 2001, the bank required the Company to repay $1,500,000 of the principal as a result of the divestiture of the Live Communities business unit. Amounts borrowed under this agreement are collateralized by substantially all of our tangible assets.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HearMe

    Our audits of the consolidated financial statements referred to in our report dated January 25, 2001 appearing on page 34 also included an audit of the financial statement schedule listed in Item 14[a]2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California

January 25, 2001

  SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

    Years Ended December 31, 2000, 1999 and 1998: (in thousands)

Allowances for Doubtful Accounts	Balance at the beginning of the year	Additions Charged to costs and expenses	Charged to other accounts	Deductions	Balance at the end of the year
2000	415	1,171	(160)	(740)	686
1999	20	398	—	(3)	415
1998	8	12	—	—	20

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    None

PART III

Item 10. Directors and Executive Officers of the Registrant

    Our executive officers and their positions and ages as of March 28, 2001 are shown in the table below:

Name	Age	Position
Robert Csongor	38	Chief Executive Officer and Director
Linda Palmor	45	Chief Financial Officer
Greg Mrva	31	Executive Vice President Operations
Frank Chu	35	General Manager, Executive Vice President Technology
James Schmidt	48	Chief Technology Officer

    Robert Csongor, Chief Executive Officer and Director, joined HearMe in August 1996. He initially served as Director of Product Marketing. From March 1997 to February 1999, he was Vice President, Business Development and Marketing; and from February 1999 to September 2000 he was Executive Vice President and General Manager. Mr. Csongor was appointed Chief Executive Officer in September 2000. From January 1995 to August 1996, he served as Director of Marketing at NVIDIA Corporation, a semiconductor company. From August 1986 to January 1995, Mr. Csongor served in various capacities at Adaptec, Inc., a data storage company, including as Director of Marketing. Mr. Csongor holds a B.S. in Electrical Engineering from Villanova University.

    Linda R. Palmor, Chief Financial Officer, joined HearMe in February 1999. From February 1996 to February 1999, Ms. Palmor worked for Terayon Communication Systems, a developer and marketer of broadband systems, where she served as Vice President, Finance and Corporate Controller. From 1995 to 1996, Ms. Palmor served as the Corporate Controller of Electronic Arts, Inc., a multimedia software company. From 1991 to 1995, Ms. Palmor held a number of financial positions with The Walt Disney Company, a media conglomerate. Ms. Palmor is a certified public accountant and she received a B.Sc. degree in Biochemistry from Manchester University in the United Kingdom.

    Greg Mrva, Executive Vice President, Operations, joined HearMe in January 1999 and initially served as Vice President of Business Development and also as Vice President and General Manager of the Communications Products Group. He was promoted to Executive Vice President, Operations in August 2000. From July 1997 to January 1999, Mr. Mrva served as an associate in the Private Equity Group at Montgomery Securities, an investment bank. From July 1992 to July 1994 Mr. Mrva served as a financial analyst at Goldman, Sachs and Company, an investment bank. Mr. Mrva holds a J.D. from Harvard Law School and a B.A. degree in Economics and History from the University of Virginia.

    Frank Chu, General Manager, Executive Vice President Technology, joined HearMe in April 2000 when AudioTalk merged with HearMe. From August 1998 to April 2000, he served as President and Chief Executive Officer of AudioTalk, which he co-founded in 1998. From December 1994 to July 1998, Mr. Chu led the development of the Video Conferencing product line at First Virtual Communication, a broadband video networking company. In 1991, he co-founded ShareVision Technology, a multimedia video networking company, which was acquired by Creative Labs in 1993. Prior to ShareVision, Mr. Chu held research and engineering positions at Apple Computer, a personal computer manufacture. Mr. Chu holds B.S. and M.S. degrees in Electrical Engineering from the Massachusetts Institute of Technology.

    James Schmidt, Chief Technology Officer, joined HearMe in December 1998. He initially served as the Vice President, Engineering, and Executive Vice President, Engineering until he was appointed Chief Technology Officer in September 2000. From December 1986 to December 1998, Mr. Schmidt worked for Adaptec Inc., a data storage company, where he served in a number of positions, including

Vice President and Chief Information Officer, Vice President, Process Development and Infrastructure and Vice President, Engineering. Mr. Schmidt received both a B.S. degree in Electrical Engineering and an M.S. degree in Electrical Engineering from Wichita State University.

    The names of the current directors, their ages as of March 28, 2001 and certain other information about them are set forth below:

Name of Nominee	Age	Principal Occupation	Director Since
Paul Matteucci	45	Chairman	1995
Brian Apgar	46	Chief Entrepreneur, Founder and Director of the Company	1995
David A. Brown(1)(2)	55	Retired Management Consultant to various high technology companies	1995
Robert Csongor	38	Chief Executive Officer of the Company	2000
William McCall(1)(2)	40	Venture Capitalist	1997
Jeremy Verba	38	Internet Executive	2000

(1)
Member of Audit Committee

(2)
Member of Compensation Committee

    The names of former directors who served during 2000, their ages as of March 28, 2001, and certain other information about them are set forth below:

Name of Former Directors	Age	Principal Occupation	Director Since
James W. Breyer	39	Managing Partner of Accel Partners	1995
Douglas Carlston	53	Chairman and Cofounder of icPlanet	1996
Ruthann Quindlen	46	General Partner, Institutional Venture Partners	1995

    There are no family relationships among any of the directors or executive officers of the Company.

    Paul Matteucci, Chairman, was a co-founder of the Company and was Chief Executive Officer until September 2000. He became a Director in May 1995. Mr. Matteucci joined US Venture Partners, a venture capital fund, in February 2001 as a venture partner. From December 1994 to May 1995, Mr. Matteucci was a Resident Entrepreneur at Institutional Venture Partners, a venture capital firm. From July 1986 to December 1994, Mr. Matteucci held various positions at Adaptec, Inc., a data storage company, including Vice President and General Manager. Prior to joining Adaptec, Inc., Mr. Matteucci held positions with Texas Instruments, a semiconductor and digital signal processing company. Mr. Matteucci currently serves as a Director of numerous private companies including FaceTime Communications Inc., Homestead.com Incorporated and HelloBrain.com. Mr. Matteucci received a M.B.A. from Stanford University and an M.A. from Johns Hopkins School of Advanced International Studies. Mr. Matteucci received his undergraduate degree from the University of Pacific in Stockton, California.

    Brian Apgar, Chief Entrepreneur, Founder and Director, co-founded HearMe in January 1995, where he has also served as President, Vice President, Development, General Manager, and Chief Operating Officer until June 2000. From October 1993 to January 1995, Mr. Apgar served as a Resident Entrepreneur and in other consulting capacities for several venture capital firms, including Merrill Pickard Anderson & Eyre, Sigma Partners and Institutional Venture Partners. Mr. Apgar holds a B.A. in Physics from Princeton University.

    David A. Brown has served as a Director of the Company since June 1995. Mr. Brown currently sits on the Board of Directors of Quantum Corporation, a mass storage company he helped found in February 1980. Mr. Brown has also been a management consultant and board member for various technology companies since February 1992. Mr. Brown received a B.S. in Engineering from San Jose State University and an M.S. in Engineering from Santa Clara University.

    Robert Csongor, Chief Executive Officer of HearMe, has served as a Director since September 2000. Mr. Csongor joined the Company in August 1996. He initially served as Director of Product Marketing and also as Vice President, Business Development and Marketing and as Executive Vice President and General Manager. Mr. Csongor was appointed Chief Executive Officer in September 2000. From January 1995 to August 1996, he served as Director of Marketing at NVIDIA Corporation, a semiconductor company. From August 1986 to January 1995, Mr. Csongor served in various capacities at Adaptec, Inc., a data storage company including as Director of Marketing. Mr. Csongor holds a B.S. in Electrical Engineering from Villanova University.

    William McCall has served as a Director of the Company since November 1998. In May 2000 Mr. McCall became the Managing Partner of CEA Media and Technology Fund, a venture capital fund. Previously Mr. McCall served as Director, New Media Development of Cox Enterprises, a media company, March 1997 to April 2000. From November 1994 to March 1997, Mr. McCall was a director of TCI Technology Ventures, the interactive division of TCI, a cable company. Mr. McCall holds a B.A. in History from Connecticut College.

    Jeremy Verba has served as a Director of the Company since September 2000. Mr. Verba previously served as President and Chief Operating Officer of HearMe from November 1999 through January 2001. From April 1999 to November 1999 Mr. Verba served as Executive Vice President, Live Communities of HearMe. Previous to HearMe, Mr. Verba co-founded and served as president of E! Online, an Internet website, from November 1996 through April 1999. Prior to co-founding E! Online, Mr. Verba served as Vice President, Entertainment Ventures at CNET Network, Inc., a global media company, from January 1996 through November 1996, and as the director of new services for TCI Technology Ventures a technology investment group, from June 1995 through January 1996. Mr. Verba received an M.B.A. from Harvard University and a B.S. from the Massachusetts Institute of Technology.

    James W. Breyer served as a Director of the Company from January 1995 to November 2000. Mr. Breyer has been a general partner of Accel Partners, a venture capital firm, since 1990, and the Managing Partner since 1995. Mr. Breyer currently serves as a director of RealNetworks, Inc. and Lightspan Partnership. He is also involved with a number of private Internet companies such as Accel-KKR Internet Corporation, AlphaBlox, Andale.com, BrassRing.com, Datasweep, Food.com, Groove Networks, Motive Communications and Wal-Mart.com. Mr. Breyer holds a B.S. in Computer Science and Economics from Stanford University and an M.B.A. from Harvard University, where he was named a Baker Scholar.

    Douglas G. Carlston served as a Director of the Company from February 1996 to December 2000. Mr. Carlston currently is the Chairman of icPlant a company he co-founded in December 1999. He also sits on the Board of Directors of Beyond.com. He was a founder of Broderbund Software Inc., and he served as Chairman of the Board of Broderbund from November 1989 through August 1998. Mr. Carlston also served as Chief Executive Officer of Broderbund from November 1989 until October 1996. Mr. Carlston holds a B.A. and J.D. from Harvard University.

    Ruthann Quindlen served as a Director of the Company from January 1995 to December 2000. Ms. Quindlen has been a general partner at Institutional Venture Partners since 1994, where she has focused on investments in Internet and software companies. Ms. Quindlen serves as a director of Digital Impact, Inc., an Internet direct marketer. Ms. Quindlen also serves on the boards of many private Internet companies including Diffusion, FaceTime, Portera Systems, and TimeHub. Ms. Quindlen has a B.S. in Economics from Georgetown University and a M.B.A. from The Wharton School at the University of Pennsylvania.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the Company's common stock (collectively, "Reporting Persons") to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31,2000, all Reporting Persons complied with all applicable filing requirements.

Item 11. Executive Compensation

Summary Compensation Table

    The following table sets forth certain information concerning total compensation received for services rendered to the Company in all capacities during the period from January 1, 1998 to December 31, 2000 by (i) the Chief Executive Officer, (ii) each of the four most highly compensated executive officers who were serving as of the end of fiscal 2000, each of whose aggregate compensation during our last fiscal year exceeded, or would exceed on an annualized basis, $100,000 (the "Named Officers").

	Annual Compensation				Long-Term Compensation
				Other Annual Compensation ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)		Securities Underlying Options (#)	All Other Compensation ($)
Paul Matteucci	2000	$266,249	—	—	200,000	—
Chairman (1)	1999	252,083	—	—	66,665	—
	1998	206,853	—	—	300,000	—
Robert Csongor	2000	231,875	—	—	90,000	—
Chief Executive Officer (2)	1999	174,500	—	—	125,000	—
	1998	152,375	—	—	25,000	—
James Schmidt	2000	230,500	—	—	50,000	—
Chief Technical Officer	1999	204,198	—	—	65,000	—
	1998	—	—	—	150,000	—
Jeremy Verba	2000	230,000	—	—	50,000	—
Director(3)	1999	207,000	—	—	320,000	—
	1998	—	—	—	—	—
Linda Palmor	2000	188,708	—	—	34,000	—
Chief Financial Officer	1999	162,336	—	—	150,000	—
	1998	—	—	—	—	—
Greg Mrva	2000	158,542	—	—	110,000	—
Executive Vice President, Operations	1999	219,700	—	—	120,000	—
	1998	—	—	—	—	—

(1)
Mr. Matteucci served as Chief Executive Officer until September 2000.

(2)
Mr. Csongor became Chief Executive Officer in September 2000.

(3)
Mr. Verba resigned as President, Chief Operating Officer in January 2001.

Option Grants

    The following table provides summary information regarding stock options granted to the Named Officers during the fiscal year ended December 31, 2000. The options were granted pursuant to the Company's 1995 Stock Option/Stock Issuance Plan, the 1999 Stock Incentive Plan and grants outside of the Plan. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent the Company's predictions of its stock performance. There can be no assurance that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level.

Option Grants in Last Fiscal Year

	Individual Grants
		Percent Of Total Options Granted To Employees In Fiscal Year			Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term
	Number Of Securities Underlying Options Granted (#)
			Exercise Price ($/Share)	Expiration Date
Name					5%	10%
Paul Matteucci	200,000	7.82%	$6.25	5/18/10	$786,118	$1,992,178
Rob Csongor	90,000	3.52%	6.25	5/18/10	353,753	896,480
James Schmidt	50,000	1.95%	6.25	5/18/10	196,530	498,045
Jeremy Verba	50,000	1.95%	6.25	5/18/10	196,530	498,045
Linda Palmor	34,000	1.33%	6.25	5/18/10	133,640	338,670
Greg Mrva	100,000	3.91%	7.88	5/8/10	495,255	1,255,072
	10,000.39%		6.25	5/18/10	39,306	99,609

    The Company granted stock options representing 2,558,748 shares to employees in the last fiscal year.

Option Exercises and Holdings

    The following table provides summary information concerning the shares of common stock acquired in 2000, the value realized upon exercise of stock options in 2000, and the year-end number and value of unexercised options with respect to each of the Named Officers as of December 31, 2000. The value was calculated by determining the difference between the fair market value of underlying securities and the exercise price.

Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2000 (#) (Exercisable/Unexercisable)	Value of Unexercised In-the-Money Options at December 31, 2000 ($) (Exercisable/Unexercisable)(1)
Paul Matteucci	0	0	390,831 / 295,834	$0 / $0
Robert Csongor	0	0	58,955 / 156,045	$0 / $0
James Schmidt	0	0	101,457 / 163,543	$0 / $0
Jeremy Verba	0	0	73,958 / 246,042	$0 / $0
Linda Palmor	0	0	36,209 / 110,291	$0 / $0
Greg Mrva	0	0	34,787 / 75,213	$0 / $0

(1)
Based on a $0.625 per share closing price of the Company's common stock on the Nasdaq Stock Market on December 31, 2000. In-the-Money Options were valued as zero because the vested and non-vested per share prices were higher than the closing price on the last day of the year.

Compensation of Directors

    Except for reimbursement for reasonable travel expenses relating to attendance at Board meetings and the grant of stock options, directors are not compensated for their services as directors. Directors who are employees of the Company are also eligible to participate in the Company's 1999 Stock Incentive Plan and 1999 Employee Stock Purchase Plan. Directors who are not employees of the Company are eligible to participate in the Company's 1999 Stock Incentive Plan and 1999 Directors' Stock Option Plan.

    Under our 1999 Directors' Stock Option Plan, or Directors' Plan, each non-employee director who first becomes a non-employee director after our initial public offering will receive an automatic initial grant of an option to purchase 30,000 shares of common stock upon appointment or election. Initial grants to non-employee directors shall become exercisable in installments of 25% of the total number of shares subject to the option on the first, second, third and fourth anniversaries of the date of grant. The Directors' Plan also provides for annual grants, on the date of each annual meeting of our shareholders, to each non-employee director who has served on the Company's Board of Directors for at least six months. The annual grant to non-employee directors is an option to purchase 7,500 shares of common stock, which option shall become exercisable in full on the fourth anniversary of the date of grant. The exercise price of all stock options granted under the Directors' Plan is equal to the fair market value of a share of our common stock on the date of grant of the option.

    In April 2000, pursuant to the Directors' Plan, the Board of Directors granted an option to purchase 7,500 shares each of common stock at $7.297 per share to David Brown and William McCall in connection with their continued services as members of the Board of Directors. The shares under the option vest 100% after 4 years, subject to continued service as a member of the Board of Directors.

    In the event of a sale of all or substantially all of the assets of the Company or the merger or consolidation of us with or into another corporation in which the ownership of more than 50% of the total combined voting power of our outstanding securities changes hands, all outstanding options will accelerate and become fully vested effective upon the consummation of the transaction.

    The Company has entered into indemnification agreements with each member of the Board of Directors and some of its officers providing for the indemnification of such person to the fullest extent authorized, permitted or allowed by law.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

    During fiscal 2000, none of HearMe's executive officers served on the board of directors of any entities whose directors or officers serve on HearMe's Compensation Committee. No current or past executive officers of HearMe serve on our Compensation Committee.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

    The Compensation Committee (the "Committee") of the Board of Directors currently consists of David Brown and William McCall, both of whom are non-employee directors of the Company. Prior to December 2000, the compensation committee consisted of David Brown and Ruthann Quindlen. The Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company and establishes and reviews general policies relating to compensation and benefits of employees of the Company. The following is the report of the Committee describing compensation policies and rationale applicable to executive officers with respect to the compensation paid to such executive officers for the fiscal year ended December 31, 2000. The information contained in this report, as well as the information contained in the stock price performance graph which follows, shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the 1934 Securities Exchange Act, as amended, except to the extent that the Company specifically incorporates such information by reference in such filing.

Compensation Philosophy and Review

    The Company's executive compensation program is generally designed to align the interests of executives with the interests of stockholders and to reward executives for achieving corporate and individual objectives. The executive compensation program is also designed to attract and retain the services of qualified executives in the highly competitive Internet and software marketplaces. Executive compensation currently consists of a base salary, long-term equity incentives, and other compensation and benefit programs generally available to other employees.

    The Committee has considered the potential impact of Section 162(m) of the Internal Revenue Code on the compensation paid to the Company's executive officers. Section 162(m) disallows a tax deduction for any publicly-held corporation for the individual compensation exceeding $1.0 million in any taxable year for any of the executive officers, unless compensation is performance-based. In general, it is the Committee's policy to qualify, to the maximum extent possible, its executives' compensation for deductibility under applicable tax laws.

Base Salaries

    Base salary levels for the Chief Executive Officer (CEO) and other executive officers are intended to compensate executives competitively within the high-technology marketplace. Base salaries are determined on an individual basis by evaluating each executive's scope of responsibility, past performance, prior experience and data on prevailing compensation levels in relevant markets for executive talent. Regarding the latter measure, certain companies included in the peer group index of the stock performance graph are also included in surveys reviewed by the Committee in determining salary levels for the CEO and other executives officers of the Company. Base salaries for executives are reviewed annually by the Committee.

Long-Term Equity Incentives

    The Company provides long-term equity incentives to its executive officers and to all other employees through the grant of stock options under its stock option plans. The purpose of granting stock options is to create a direct link between compensation and the long-term performance of the Company. Stock options are generally granted at an exercise price equal to 100% of the fair market on the date of grant, have a ten-year term and generally vest in installments over 48 months with initial vesting commencing after twelve months of service. Because the receipt of value by an executive officer under a stock option is dependent upon an increase in the price of the Company's common stock, this portion of the executives' compensation is directly aligned with an increase in stockholder value. The primary stock options granted to executive officers are generally in conjunction with the executive officer's acceptance of employment with the Company. When determining the number of stock options to be awarded to an executive officer, the Committee considers the executive's current contribution to the Company's performance, the executive officer's anticipated contribution in meeting the Company's long-term strategic performance goals, and comparisons to formal and informal surveys of executive stock option grants made by other Internet and software companies. The Committee also reviews stock option levels for executive officers at the beginning of each fiscal year in light of long-term strategic and performance objectives and each executive's current and anticipated contributions to the Company's future performance. Reflecting the increasing scope of the Company's business, the Committee recommended (and the full Board of Directors granted) stock option grants on May 18, 2000 for Paul Matteucci, our former CEO, of 200,000 shares and for the seven other executives of an aggregate of 459,000 shares. These options vest monthly over 48 months beginning as of May 18, 2000.

Other Compensation

    The Company's executive officers are also eligible to participate in compensation and benefit programs generally available to other employees, including the Company's Employee Stock Purchase Plan. In addition, from time to time, executive officers have received sign-on bonuses or other bonuses based on extraordinary effort.

CEO Compensation

    Paul Matteucci was the Company's CEO until September 2000. Effective September 2000, the board appointed Rob Csongor as CEO. The Committee reviewed Mr. Matteucci's, and now reviews Mr. Csongor's compensation annually using the same criteria and policies as are employed for other executive officers. The Committee bases its decision to increase Mr.Csongor's base salary on a variety of factors, including the increased scope and responsibility of the CEO office and comparisons of CEO compensation levels for companies of similar size and maturity. Mr. Matteucci and Mr. Csongor received stock option grants in 2000 as described above.

Policy on Deductibility of Compensation

    Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, limits the tax deductibility by a corporation of compensation in excess of $1 million paid to its Chief Executive Officer and any other of its four most highly compensated executive officers. However, compensation which qualifies as "performance-based" is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals under a plan approved by the corporation's stockholders.

    The Compensation Committee does not presently expect total cash compensation payable for salaries to exceed the $1 million limit for any individual executive officer of the Company. After consideration of the requirements of Section 162(m), the Compensation Committee believes that stock option grants to date meet the requirement that such grants be "performance-based" and are, therefore, exempt from the limitations on deductibility. The Compensation Committee will continue to monitor the compensation levels potentially payable under the Company's cash compensation programs, but intends to retain the flexibility necessary to provide total cash compensation in line with competitive practice, the Company's compensation philosophy, and the Company's best interests.

    SUBMITTED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS:

    David Brown
    William McCall

PERFORMANCE GRAPH

    The following graph shows a comparison of cumulative total stockholder returns for the Company's common stock, the Hambrecht & Quist Internet Index and the Nasdaq Stock Market Index for U.S. Companies. The graph assumes the investment of $100 on April 29, 1999, the date of the Company's initial public offering. The data regarding the Company assumes an investment at the initial public offering price of $18.00 per share of the Company's common stock. The performance shown is not necessarily indicative of future performance.

	4/29/99	6/99	9/99	12/99	3/00	6/00	9/00	12/00
HearMe	$100.00	$122.22	$63.89	$147.92	$140.28	$25.00	$22.22	$3.47
Hambrecht & Quist	$100.00	$86.93	$87.75	$212.36	$191.48	$142.05	$136.65	$70.53
Nasdaq Stock Market (U.S.)	$100.00	$106.91	$109.35	$157.82	$180.17	$156.64	$144.13	$96.59

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth information with respect to the beneficial ownership of the shares of the Company's common stock on a fully-diluted basis as of February 27, 2001 by:

  •
  each person who is known by the Company to own beneficially more than 5% of the Company's common stock on a fully-diluted basis;

  •
  each director, the Chief Executive Officer and each executive officer named in the Summary Compensation Table of this statement; and

  •
  all directors and executive officers of the Company as a group.

    Except as otherwise noted, the address of each person listed in the table is c/o HearMe, 685 Clyde Avenue, Mountain View, California 94043. The table includes all shares of common stock beneficially owned by the indicated stockholder as of February 27, 2001. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and is based upon publicly available filings with the SEC as of February 27, 2001. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of February 27, 2001 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage of ownership of any other person. To the knowledge of the Company, except as otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

    The percent of beneficial ownership for each stockholder is based on 29,120,577 shares of common stock outstanding as of February 27, 2001. An "*" indicates ownership of less than 1%.

Name	Shares Beneficially Owed	Percent of Class
Accel Partners (1)	2,846,719	9.8%
Paul Matteucci (2)	1,069,826	3.6%
Robert Csongor (3)	281,656	1.0%
James Schmidt (6)	139,991	*	%
Jeremy Verba (5)	176,330	*	%
Linda Palmor (8)	104,105	*	%
Greg Mrva (9)	184,999	*	%
Brian Apgar (4)	316,999	1.1%
James W. Breyer (7)	2,846,719	9.8%
David A. Brown	190,758	*	%
William McCall	1,000	*	%
Ruthann Quindlen	45,716	*	%
Doug Carlston	30,000	*	%
All executive officers and directors as a group (13 persons)	5,888,233	19.5%

(1)
The number of shares indicated as beneficially owned by Accel Partners consists of:

•
2,619,379 shares held by Accel IV L.P.

•
105,803 shares held by Accel Investors 94 L.P.

•
54,332 shares held by Accel Keiretsu L.P.

•
54,437 shares held by Accel Internet Investors '99 (C) L.P.

  •
  7,510 shares held by Accel V L.P.

  •
  4,256 shares held by Accel Investors '96 (B) L.P.

  •
  1,002 shares held by Accel Internet Strategic Technology Fund L.P.

    The address of Accel Partners is 428 University Avenue, Palo Alto, California 94301.

(2)
The number of shares indicated as beneficially owned by Paul Matteucci includes 488,748 shares exercisable under outstanding stock options within 60 days of February 27, 2001.

(3)
The number of shares indicated as beneficially owned by Robert Csongor includes 204,159 shares exercisable under outstanding stock options within 60 days of February 27, 2001.

(4)
The number of shares indicated as beneficially owned by Brian Apgar includes 37,499 shares exercisable under outstanding stock options within 60 days of February 27, 2001.

(5)
The number of shares indicated as beneficially owned by Jeremy Verba includes 112,499 shares exercisable under outstanding stock options within 60 days of February 27, 2001.

(6)
The number of shares indicated as beneficially owned by James Schmidt includes 136,560 shares exercisable under outstanding stock options within 60 days of February 27, 2001.

(7)
Includes 2,846,714 shares beneficially owed by Accel Partners. Mr. Breyer is a Managing Partner of Accel Partners and as such may be deemed to share voting and investment power with respect to such shares. Mr. Breyer disclaims beneficial ownership of such shares except to the extent of his primary interest in such shares. Mr. Breyer resigned as a director in December 2000.

(8)
The number of shares indicated as beneficially owned by Linda Palmor includes 62,875 shares exercisable under outstanding stock options within 60 days of February 27, 2001.

(9)
The number of shares indicated as beneficially owed by Greg Mrva includes 54,999 shares exercisable under outstanding stock options within 60 days of February 27, 2001.

    The number of shares indicated as beneficially owned by all executive officers and directors as a group includes 1,118,588 shares exercisable under outstanding stock options within 60 days of February 27, 2001.

Item 13. Certain Relationships and Related Transactions

Certain Transactions

    On May 18, 2000, HearMe granted a total of 459,000 stock options to its executives at a price of $6.25 per share. The stock issuable upon exercise of these options is subject to vesting over a four-year period. In the event of a change of control, 50% of the unvested stock options shall immediately vest. These options have a term of ten years.

    On April 28, 2000, HearMe granted a total of 15,000 stock options to two of its directors at a price of $7.297 per share. The stock issuable upon exercise of these options is subject to vesting over a four-year period.

  Promissory Notes:

    The executive officers listed on the table below have executed full-recourse promissory notes in favor of the Company in excess of $60,000. All of the notes listed below were executed in connection with the purchase of shares of the Company's common stock, and if the notes are note paid back when due, the Company may seek repayment from the personal assets of the defaulting executive officer.

    In December 2000, the Board of Directors extended the due dates of the following promissory notes to April 29, 2002.

Name	Date of Note	Amount	Interest Rate
Jeremy Verba	04/13/99	$487,868.90	4.99%
Director
Greg Mrva	1/25/99	$602,876.52	4.64%
Executive Vice President Business Operations
Linda Palmor	02/05/99	$221,398.31	4.71%
Chief Financial Officer
Robert Csongor	11/22/98	$123,594.00	4.51%
Chief Executive Officer

    Some of our directors, executive officers and existing stockholders and/or their affiliates purchased shares at the time of the initial public offering of the Company's common stock.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

      (1) Consolidated Financial Statements: (see index on page 33 of this report)

      —Independent Auditors' Report
      —Consolidated Balance Sheets
      —Consolidated Statements of Operations
      —Consolidated Statements of Stockholders' Equity
      —Consolidated Statements of Cash Flows
      —Notes to the Consolidated Financial Statements

      (2) Consolidated Financial Statement Schedule. The following financial statement schedule of the Registrant for fiscal years 2000, 1999 and 1998, is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant.

    Schedule II—Valuation and qualifying accounts

    All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

      (3) Exhibits

Number	Description
2.1	Agreement and Plan of Merger dated as of September 27, 1999 among HearMe, ITR Acquisition Corp. and Resounding Technology, Inc.(1)
2.22	Agreement and Plan of Merger dated as of March 10, 2000 among HearMe, AT Acquisition Corp. and AudioTalk Networks, Inc.(2)
2.23	Asset Purchase Agreement dated as of December 18, 2000 by and between GameSpy Industries, Inc. and HearMe.(3)
3.2	Form of Amended and Restated Certificate of Incorporation.(4)
3.4	Amended and Restated Bylaws.(4)
4.1	Specimen Stock Certificate.(4)
4.3	Form of Common Stock Purchase Warrant, issued in connection with the Series D Preferred Stock financing.(4)
4.4	Warrant to Purchase Shares of Capital Stock dated November 18, 1996, issued by Mpath in favor of Intel Corporation.(4)
4.5	Common Stock Purchase Warrant dated February 12, 1999, issued by HearMe in favor of PSINet, Inc.(4)
4.6	Common Stock Purchase Warrant dated February 12, 1999, issued by HearMe in favor of PSINet, Inc.(4)
4.7	Common Stock Purchase Warrant dated February 11, 1999, issued by HearMe in favor of Yahoo! Inc.†(2)
4.8	Preferred Stock Purchase Warrant dated September 29, 1995, issued by HearMe in favor of Lighthouse Capital Partners, LP.(4)
4.9	Warrant to Purchase Stock dated July 29, 1998, issued by HearMe in favor of Greyrock Business Credit.(4)

4.10	Series E Preferred Stock Purchase Warrant dated January 15, 1999, issued by HearMe in favor of NationsBanc Montgomery Securities LLC.(4)
4.11	Convertible Senior Subordinated Promissory Note dated November 18, 1996, issued by HearMe to Viacom International, Inc.(4)
4.12	Secured Promissory Notes dated July 29, 1998 and December 24, 1998 issued by HearMe to Greyrock Business Credit.(4)
4.13	Fifth Amended and Retated Investors' Rights Agreement dated October 20, 1999.(2)
10.1	Form of Indemnification Agreement between HearMe and each of its officers and directors.(4)
10.2	1995 Stock Option/Stock Issuance Plan.(4)
10.3	1999 Stock Incentive Plan.(5)
10.4	1999 Employee Stock Purchase Plan.(5)
10.5	1999 Directors' Stock Option Plan.(4)
10.9	Application Development Agreement dated November 9, 1998 between HearMe and Intel Corporation.†(4)
10.10	Technology License Agreement dated April 15, 1996 between HearMe and SegaSoft Networks, Inc.†(4)
10.11	Amendment #1 to Technology License Agreement dated November 27, 1996 between HearMe and SegaSoft Networks, Inc.†(4)
10.12	Amendment #2 to Technology License Agreement dated March 28, 1998 between HearMe and SegaSoft Networks, Inc.†(4)
10.13	Amendment #3 to Technology License Agreement dated October 27, 1998 between HearMe and SegaSoft Networks, Inc.†(4)
10.15	Loan and Security Agreement dated July 29, 1998 between HearMe and Greyrock Business Credit, including the Related Schedule to Loan and Security Agreement dated July 29, 1998, the related Amendment to Loan Documents dated July 31, 1998, the related Patent and Trademark Security Agreement dated July 29, 1998, the related Supplement One to Patent and Trademark Security Agreement dated December 1, 1998 and the related Security Agreement in Copyrighted Works dated July 29, 1998.(4)
10.16	Industrial Lease dated December 1996 between HearMe and The Prudential Insurance Company of America and the related Nondisturbance and Attornment Agreement dated February 25, 1998.(4)
10.17	Industrial Lease dated July 30, 1999 between HearMe and Martin CBP Associates., LP.(6)
10.18	Loan and Security Agreement dated May 2, 2000 between HearMe and Silicon Valley Bank.(7)
23.1	Consent of Independent Accountants.
24.1	Power of Attorney. See Page 76

†
Confidential treatment requested as to certain portions of this Exhibit.

(1)
Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to HearMe's Form 8-K dated October 20, 1999, as amended on November 16, 1999 and December 22, 1999.

(2)
Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to HearMe's Form 8-K dated April 18, 2000, amended on May 5, 2000.

(3)
Incorporated by reference to Exhibit 2.1 previously filed as an Exhibit to HearMe's Form 8-K dated February 2, 2001.

(4)
Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to HearMe's Registration Statement on Form S-1 (File No. 333- 72437) filed with the Commission on February 16, 1999, as amended.

(5)
Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to HearMe's Form 10-K dated March 30, 2000.

(6)
To be filed by amendment.

(7)
Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to HearMe's Form 10-Q dated August 14, 2000.

(b)
Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearMe
	By:	/s/ LINDA R. PALMOR Linda R. Palmor Chief Financial Officer
Date: March 30, 2001

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rob Csongor and Linda Palmor, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROB CSONGOR Rob Csongor	Director and Chief Executive Officer (Principal Executive Officer)	March 30, 2001
/s/ LINDA R. PALMOR Linda R. Palmor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2001
/s/ PAUL MATTEUCCI Paul Matteucci	Chairman of the Board of Directors	March 30, 2001
/s/ BRIAN A. APGAR Brian A. Apgar	Director	March 30, 2001
/s/ DAVID A. BROWN David A. Brown	Director	March 30, 2001
/s/ WILLIAM MCCALL William McCall	Director	March 30, 2001
/s/ JEREMY VERBA Jeremy Verba	Director	March 30, 2001

INDEX TO EXHIBITS

Exhibit Number	Description
23.1	Consent of Independent Accountants

QuickLinks

FORM 10-K REPORT
TABLE OF CONTENTS
PART I.
ITEM 1. BUSINESS:
HearMe VoiceSERVER Architecture
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS:
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:
ITEM 6. SELECTED FINANCIAL DATA:
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION:
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
REPORT OF INDEPENDENT ACCOUNTANTS
HEARME CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
HEARME CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
HEARME CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands)
HEARME CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HEARME UNAUDITED PROFORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS (in thousands, except per share data)
HEARME UNAUDITED PROFORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS (in thousands, except per share data)
REPORT OF INDEPENDENT ACCOUNTANTS
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Option Grants in Last Fiscal Year
Fiscal Year-End Option Values
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS