Form 10-K405/A
period 2000-12-31
HEARME
filed 2001-04-24
CIK 1078693

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

      (3) Exhibits

Number	Description
2.1	Agreement and Plan of Merger dated as of September 27, 1999 among HearMe, ITR Acquisition Corp. and Resounding Technology, Inc.(1)
2.22	Agreement and Plan of Merger dated as of March 10, 2000 among HearMe, AT Acquisition Corp. and AudioTalk Networks, Inc.(2)
2.23	Asset Purchase Agreement dated as of December 18, 2000 by and between GameSpy Industries, Inc. and HearMe.(3)
3.2	Form of Amended and Restated Certificate of Incorporation.(4)
3.4	Amended and Restated Bylaws.(4)
4.1	Specimen Stock Certificate.(4)
4.3	Form of Common Stock Purchase Warrant, issued in connection with the Series D Preferred Stock financing.(4)
4.4	Warrant to Purchase Shares of Capital Stock dated November 18, 1996, issued by Mpath in favor of Intel Corporation.(4)
4.5	Common Stock Purchase Warrant dated February 12, 1999, issued by HearMe in favor of PSINet, Inc.(4)
4.6	Common Stock Purchase Warrant dated February 12, 1999, issued by HearMe in favor of PSINet, Inc.(4)
4.7	Common Stock Purchase Warrant dated February 11, 1999, issued by HearMe in favor of Yahoo! Inc.†(2)
4.8	Preferred Stock Purchase Warrant dated September 29, 1995, issued by HearMe in favor of Lighthouse Capital Partners, LP.(4)
4.9	Warrant to Purchase Stock dated July 29, 1998, issued by HearMe in favor of Greyrock Business Credit.(4)

4.10	Series E Preferred Stock Purchase Warrant dated January 15, 1999, issued by HearMe in favor of NationsBanc Montgomery Securities LLC.(4)
4.11	Convertible Senior Subordinated Promissory Note dated November 18, 1996, issued by HearMe to Viacom International, Inc.(4)
4.12	Secured Promissory Notes dated July 29, 1998 and December 24, 1998 issued by HearMe to Greyrock Business Credit.(4)
4.13	Fifth Amended and Retated Investors' Rights Agreement dated October 20, 1999.(2)
10.1	Form of Indemnification Agreement between HearMe and each of its officers and directors.(4)
10.2	1995 Stock Option/Stock Issuance Plan.(4)
10.3	1999 Stock Incentive Plan.(5)
10.4	1999 Employee Stock Purchase Plan.(5)
10.5	1999 Directors' Stock Option Plan.(4)
10.9	Application Development Agreement dated November 9, 1998 between HearMe and Intel Corporation.†(4)
10.10	Technology License Agreement dated April 15, 1996 between HearMe and SegaSoft Networks, Inc.†(4)
10.11	Amendment #1 to Technology License Agreement dated November 27, 1996 between HearMe and SegaSoft Networks, Inc.†(4)
10.12	Amendment #2 to Technology License Agreement dated March 28, 1998 between HearMe and SegaSoft Networks, Inc.†(4)
10.13	Amendment #3 to Technology License Agreement dated October 27, 1998 between HearMe and SegaSoft Networks, Inc.†(4)
10.15	Loan and Security Agreement dated July 29, 1998 between HearMe and Greyrock Business Credit, including the Related Schedule to Loan and Security Agreement dated July 29, 1998, the related Amendment to Loan Documents dated July 31, 1998, the related Patent and Trademark Security Agreement dated July 29, 1998, the related Supplement One to Patent and Trademark Security Agreement dated December 1, 1998 and the related Security Agreement in Copyrighted Works dated July 29, 1998.(4)
10.16	Industrial Lease dated December 1996 between HearMe and The Prudential Insurance Company of America and the related Nondisturbance and Attornment Agreement dated February 25, 1998.(4)
10.17	Industrial Lease dated July 30, 1999 between HearMe and Martin CBP Associates., LP.
10.18	Loan and Security Agreement dated May 2, 2000 between HearMe and Silicon Valley Bank.(6)
23.1	Consent of Independent Accountants.
24.1	Power of Attorney. See Page 78

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
Date: April 20, 2001

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

Signature	Title	Date

* Rob Csongor	Director and Chief Executive Officer (Principal Executive Officer)	April 20, 2001
/s/ LINDA R. PALMOR Linda R. Palmor	Chief Financial Officer (Principal Financial and Accounting Officer)	April 20, 2001
* Paul Matteucci	Chairman of the Board of Directors	April 20, 2001
* Brian A. Apgar	Director	April 20, 2001
* David A. Brown	Director	April 20, 2001
* William McCall	Director	April 20, 2001
* Jeremy Verba	Director	April 20, 2001
*By:	/s/ LINDA R. PALMOR
Linda R. Palmor Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number	Description
10.17	Industrial Lease dated July 30, 1999 between HearMe and Martin CBP Associates, L.P.
23.1	Consent of Independent Accountants

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