Form 10-Q
period 2001-03-31
HEARME
filed 2001-05-10
CIK 1078693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

      ☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

     The number of outstanding shares of the registrant's Common Stock, $0.00005 par value, was  28,804,080 as of  May 4, 2001.

HEARME

Index to Consolidated Financial Statements
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets – March 31, 2001 (unaudited) and December 31, 2000
Unaudited Consolidated Statements of Operations – Three Months Ended March 31, 2001 and 2000
Unaudited Condensed Consolidated Statements of Cash Flows –Three Months Ended March 31, 2001 and 2000
Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Qualitative and Quantitative Disclosure about Market Risk

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures

HEARME
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31 2001	December 31, 2000

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$11,266	$22,096
Short-term investments	9,006	8,397
Accounts receivable, net of allowance for doubtful accounts of $661 and$686, respectively	3,510	3,383
Note receivable	4,521	-
Interest and other receivables	175	227
Prepaid expenses and other current assets	1,931	2,404
Net assets of business held for sale	-	6,395
Total current assets	30,409	42,902
Restricted cash	220	220
Property and equipment, net	4,692	4,905
Other assets	1,966	1,309
Total assets	$37,287	$49,336
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,262	$1,536
Accrued payroll and related expenses	2,269	2,839
Accrued expenses	1,163	1,246
Accrued expenses relating to sale of business	3,946	6,732
Deferred revenue	425	1,304
Current portion of notes payable	411	2,468
Deferred rent	127	129
Total current liabilities	10,603	16,254
Notes payable, net of current portion	572	187
Total liabilities	11,175	16,441

Redeemable common stock	194	1,939
Stockholders’ equity:
Common stock	1	1
Additional paid-in capital	294,259	295,906
Unrealized gain	20	15
Deferred stock-based compensation	(1,672)	(3,504)
Notes receivable from stockholders	(2,456)	(2,487)
Accumulated deficit	(264,234)	(258,975)
Total stockholders’ equity	25,918	30,956
Total liabilities, redeemable common stock and stockholders’ equity	$37,287	$49,336

The accompanying notes are an integral part of these consolidated financial statements.

HEARME

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Net revenues:
Technology Products	$2,681	$2,912
Cost of net revenues:
Technology Products	500	224
Gross profit	2,181	2,688
Operating expenses:
Research and development (including non-cash compensation expense of $133 and $204, respectively)	2,798	2,157
Sales and marketing (including non-cash compensation expense of $65 and $99, Respectively)	2,533	4,315
General and administrative (including non-cash compensation expense of $127 and $194, respectively)	1,783	3,117
Amortization of goodwill and intangible assets	-	2,798
Total operating expenses	7,114	12,387
Loss from continuing operations	(4,933)	(9,699)
Interest and other income (expense), net	(326)	992
Loss from continuing operations.	(5,259)	(8,707)
Loss from discontinued operations	-	(2,737)
Net loss	$(5,259)	$(11,444)
Other comprehensive income:
Unrealized gain on investments	$5	$16
Comprehensive loss	$(5,254)	$(11,428)

Net loss from continuing operations per common share:
Basic and diluted	$(0.18)	$(0.38)

Net loss from discontinued operations per common share:
Basic and diluted	$-	$(0.12)

Net loss per common share:
Basic and diluted	$(0.18)	$(0.50)
Weighted average shares outstanding:
Basic and diluted	28,446	23,109

The accompanying notes are an integral part of these consolidated financial statements.

HEARME

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2000

Cash used in continuing operating activities	$(3,772)	$(8,255)
Cash in settlement of expenses of discontinued operations	(3,287)	-
Net cash used in operating activities	(7,059)	(8,255)
Cash flows from investing activities:
Purchase of investments	(3,983)	-
Proceeds from sale of investments	3,420	-
Proceeds from disposal of fixed assets	11	-
Proceeds from sale of discontinued operations	500	-
Acquisition of property and equipment	(338)	(1,200)
Net cash used in investing activities	(390)	(1,200)
Cash flows from financing activities:
Payments under notes payable and capital lease obligations	(1,672)	(205)
Repurchase of redeemable common stock	(1,726)	-
Proceeds from repayment of stockholder notes	11	-
Proceeds from exercise of common stock options and warrants, net of repurchase	6	380
Net cash provided by (used in) financing activities	(3,381)	175
Net decrease in cash and cash equivalents	(10,830)	(9,280)
Cash and cash equivalents, beginning of period	22,096	69,329
Cash and cash equivalents, end of period	$11,266	$60,049

The accompanying notes are an integral part of these consolidated financial statements.

HEARME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial statements at March 31, 2001 and 2000 have been included.

             The consolidated financial statements include those of HearMe (the“ Company”) and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

             Results for the three months ended March 31, 2001 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements, the accompanying notes and Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in the Company’s Form 10-K/A dated April 24, 2001, as filed with the Securities and Exchange Commission.

             Certain prior year amounts have been reclassified for conformity with current year financial statement presentation.

Substantial Future Capital Needs

             The Company has incurred significant losses since inception.  In the period ended March 31, 2001, the Company incurred losses from continuing operations of $5.0 million and used $7.1 million in its operating activities.  Management expects that operating losses and negative cash flows will continue at least through Fiscal 2001 as the Company continues to market its VoiceSERVER product and increase its customer base.  Management anticipates that existing sources of liquidity and anticipated revenue will satisfy projected working capital and other cash requirements through at least the first quarter of Fiscal 2002.  If the Company fails to develop revenues from sales of its key product to generate adequate funding from operations, it will be required to either reduce its operating expenses and/or seek additional debt or equity financing or a combination of both.  Such financing may not be available on acceptable terms or at all.

Net Loss Per Share

             Historical basic and diluted loss per share are calculated using the average shares of common stock outstanding, reduced for shares subject to repurchase by the Company. Stock options, warrants and unvested common stock are excluded from the calculation of diluted net loss per share since their effect would be antidilutive.

Comprehensive Income

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources.  In the period ended March 31, 2001 and 2000 the Company had unrealized gains on short-term investments of $5,000 and $16,000, respectively, resulting in a total comprehensive loss of $5,254,000 and $11,428,000 in the respective periods.

Revenue Recognition

             The Company derives revenues from licensing fees for its technology products, including its VoiceSERVER product, which enables customers to create and deploy next generation communication solutions.  The Company also derives incremental revenues from service, maintenance and upgrade fees.

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

Impairment Of Long Lived Assets

             During the quarter ended March 31, 2001, the Company performed an assessment of the carrying value of some of its long-term investments.  Based upon this review a write down for “other than temporary impairment” of $760,000 was recorded within interest and other income (expense), net.  Any recovery or gain related to these investments will be recognized when it is realized or can be substantiated through other means.

2. Acquisitions:

AudioTalk Acquisition

             On March 8, 2000, HearMe entered into a merger agreement (the “Merger Agreement”) with AudioTalk.  The Merger Agreement provided for the merger of a newly formed wholly owned subsidiary of HearMe with and into AudioTalk.  AudioTalk became a wholly owned subsidiary of HearMe.  The merger was accounted for under the purchase method of accounting.  The merger was consummated on April 3, 2000 and the results of AudioTalk have been included in the results of the Company from the date of acquisition.  The purchase price of approximately $124,100,000 included approximately $107,900,000 of stock, issued at fair value (fair value being determined as the average price of the HearMe stock  for the period three days before and after the announcement of the merger), $5,700,000 for the fair value exchange of AudioTalk stock options with Company options (determined using the Black-Scholes option pricing model), $10,000,000 in cash and estimated acquisition costs of $500,000.

Unaudited pro forma  results of operations for the combined company as if the transaction had occurred on January 1, 2000 are as follows (in thousands except per share data):

Quarter Ended March 31, 2000

Net revenues	$3,014
Cost of net revenues	224
Gross profit	2,790
Loss from operations	(20,167)
Net loss	$(22,030)
Net loss per common share:
Basic and diluted	$(0.80)
Weighted average shares outstanding:
Basic and diluted	27,471

             There were no transactions between the Company and AudioTalk during the periods presented.

3.           DISCONTINUED OPERATIONS:

             On December 13, 2000, the Company signed a definitive agreement to sell its Live Communities business unit (“Live Communities”), including the Mplayer.com voice-enabled Internet games community and affiliated advertising network, to GameSpy Industries, Inc, an online gaming company.  The transaction was completed on January 19, 2001, and the Company received $500,000 in cash, a short-term note receivable for $4,521,000 and 2,404,890 shares of GameSpy common stock valued at an aggregate of $1,400,000.

             Prior periods’ financial statements have been restated to reflect the discontinuation of Live Communities, and the anticipated loss on disposition was recorded in 2000.  The $7,510,000 loss on disposition of discontinued operations consists primarily of accrued expenses totaling $8,225,000 less the gain on the sale of $490,000 and the revenue of $225,000.

4.          REDEMPTION OF COMMON STOCK:

             As part of the Resounding acquisition that was completed in 1999, Common Stock Put Rights were granted to Resounding’s employees to enable them to sell their pro–rata portion of 200,000 shares of the Company’s common stock back to the Company at a price of $10.00 per share back to the Company.  Such Put Rights expire in October 2001.  During the period ended March 31, 2001, Put Rights for a total of 172,600 shares were exercised, whereby the Company repurchased the shares for a total of approximately  $1,726,000.

5.          REPAYMENT OF TERM LOAN

             In May 2000, the Company entered into a term loan with a financial institution and drew down funds of $2.9 million under this agreement.  Amounts borrowed under this agreement are collateralized by substantially all our assets, bear interest at the prime rate plus 1 percent and are scheduled to mature in September 2003.  $1.7 million of this loan was repaid during the quarter ended March 31, 2001.

6.          SUBSEQUENT EVENTS:

             On March 30, 2001, HearMe entered into an agreement with one of its customers, which gave the customer the option to make payment on their account by transferring to HearMe all shares of HearMe Common Stock currently owned by the customer.  For purposes of this transfer, such shares were valued at the closing price on the date of the agreement, which was $0.50 per share.  Subsequently, on April 4, 2001, the customer elected to exercise this option and transferred 313,551 shares of HearMe Common Stock to HearMe at a value of $156,776 as part of the full settlement of the outstanding balance.

             On April 23, 2001, the Company announced that it was focusing the business operations to further increase operating efficiencies and address only the most strategic market opportunities.  To ensure financial flexibility, the Company announced its plans to streamline operations with decreased spending in marketing and administrative expenses, and a reduction in headcount of about 50 employees.  The company expects to record a charge of between $5 million and $6 million, a portion of which has no cash impact, during the second quarter of 2001 as a result of the announced restructuring plans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Management’s Discussion and Analysis of Results of Operations and Financial Condition and other parts of this Form 10–Q contain forward–looking statements that involve risks and uncertainties.  Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends” and similar expressions identify forward–looking statements.  These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted.  Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Certain Business Risks”, and those appearing elsewhere in this Form 10–Q.  Readers are cautioned not to place undue reliance on these forward–looking statements, which reflect management’s analysis only as of the date hereof.  We assume no obligation to update these forward–looking statements to reflect actual results or changes in factors or assumptions affecting forward–looking statements.

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

             During the period from January 1995 to March 31, 1999, we raised gross proceeds of approximately $54.9 million from the sale of equity securities to venture capital investors and strategic partners.  The proceeds from these financings were primarily used to finance our research and development and the sales and marketing of our products and services.  In May and June 1999, we raised gross proceeds of approximately $80.7 million from the sale of common stock through aninitial public offering.  A portion of the proceeds from this offering is being used to finance research and development and to fund sales and marketing activities.

             In September 1999, we announced that we would commence doing business under the name HearMe.

             On March 8, 2000, HearMe entered into a merger agreement (the “Merger Agreement”) with AudioTalk.  The Merger Agreement provided for the merger of a newly formed wholly owned subsidiary of HearMe with and into AudioTalk.  AudioTalk became a wholly owned subsidiary of HearMe.  The merger was accounted for under the purchase method of accounting.  The merger was consummated on April 3, 2000 and the results of AudioTalk have been included in the results of the Company from the date of acquisition.  The purchase price of approximately $124,100,000 included approximately $107,900,000 of stock, issued at fair value (fair value being determined as the average price of the HearMe stock for the period three days before and after the announcement of the, $5,700,000 for the fair value exchange of AudioTalk stock options with Company options (determined using the Black-Scholes option pricing model), $10,000,000 in cash and estimated acquisition costs of $500,000.

                          Until January 19, 2001, we generated our revenues from two business units, Technology Products (formerly known as Mpath Foundation) and Live Communities.  On December 20, 2000, we announced that we had signed a definitive agreement to divest the Live Communities business unit, including the Mplayer.com service and the affiliated advertising network, to GameSpy Industries, Inc., an online games company.  The sale of the business unit closed on January 19, 2001.  As a result of the divestiture, the consolidated financial statements have been restated to present the results of the Live Communities business as discontinued operations since inception.

             We derive revenues from licensing fees for our technology, including our VoiceSERVER and Voice Development Kit products.  These products are priced based upon the number of ports, or seats licensed.  Through fiscal 2000, we also derived revenue from other real-time interactive products and related services.  We also derive incremental revenues from professional services, maintenance and upgrade fees.  The Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable.  For contracts with multiple obligations (e.g., maintenance, unspecified upgrades), the Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company, or for products not being sold separately, the price established by management.  The Company recognizes revenue allocated to maintenance fees for ongoing customer support and unspecified upgrades ratably over the period of the maintenance contract or upgrade period.

             Cost of net revenues consists primarily of network operating expenses in connection with our customer support network.

             HearMe's operating expenses consist of research and development expenses, sales and marketing expenses and general and administrative expenses.  Research and development expenses consist principally of salaries and compensation paid to employees and consultants engaged in research and development activities and product testing.  Sales and marketing expenses consist principally of salaries paid to employees in sales and marketing activities, promotional materials and programs, public relations costs and travel.  General and administrative expenses consist principally of salaries and compensation paid to employees and consultants in the administrative departments including finance, human resources and legal and costs relating to facilities, infrastructure and related depreciation, in–house and outside legal and accounting fees and related costs and travel.  All operating costs are expensed as incurred.

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

Results of Operations

     Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

             Net revenues. Net revenues decreased by 8% from $2.9 million for the period ended March 31, 2000 to $2.7 million for the period ended March 31, 2001.  The majority of our revenues were derived from licensing our VoiceSERVER platform and maintenance fees recognized on these and prior licensing deals.  During the quarter ended March 31, 2001, we closed deals with 13 new customers.  The average contract size on new VoiceSERVER deals was $275,000.

             Cost of net revenues. Our cost of net revenues was $0.5 million for the period ended March 31, 2001, or 19% of net revenues, as compared to $0.2 million or 8% of net revenues for the period ended March 31, 2000. Cost of net revenues consists primarily of network operating expenses in conjunction with providing customer support network to certain customers.  The increase in cost of revenues was attributable to support costs and amortization of maintenance cost associated with certain customers.

             Research and development. Research and development expenses were $2.8 million, or 104% of net revenues, for the period ended March 31, 2001 compared to $2.2 million or 74% of net revenues for the period ended March 31, 2000. Research and development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of HearMe’s VoIP technology. The increase in research and development expenses was primarily due to an increase in salary expense in 2001 as additional engineers were hired to support the development of our voice products and to additional consulting fees and software expenditures associated with these projects. We recently announced that we will be streamlining our operations and focusing on core initiatives.  Consequently, we expect to incur decreased product development expenditures in absolute dollars in future periods.  As a percentage of net revenues, we anticipate that research and development expenses will range from 75% to 95% during Fiscal 2001. However, anticipated spending levels might vary as a result of future business activities.

             Sales and marketing. Sales and marketing expenses were $2.5 million for the period ended March 31, 2001 or 94% of net revenues compared to $4.3 million or 148% of net revenues for the period ended March 31, 2000.  In the period ended March 31, 2000, sales and marketing expenses consist primarily of advertising and other marketing–related expenses, compensation and employee–related expenses, sales commission and travel costs.  Sales and marketing expenses decreased as a percentage of net revenues in the period ended March 31, 2001 as compared to the period ended March 31, 2000 primarily due to the outbound advertising and marketing campaigns that were developed and ran during the early part of Fiscal 2000 to promote our technology products.  The absolute decrease in sales and marketing expenses was due to the discontinuation of the branding campaign in Fiscal 2000 and to a decrease in headcount in product marketing.  As a percentage of net revenues, we currently anticipate that annual sales and marketing expenses will range from 65% to 85% during 2001 as HearMe focuses its sales and marketing efforts on selling its VoIP products and marketing through trade shows and trade press activities.

             General and administrative. General and administrative expenses were $1.7 million, or 62% of net revenues for the period ended March 31, 2001, compared to $3.0 million or 103% of net revenues for the period ended March 31, 2000. General and administrative costs decreased primarily as a result of a lower headcount and lower fees for professional services.  As a percentage of net revenues, we currently anticipate that general and administrative expenses will approximate 50% to 60% during 2001. however, anticipated spending levels may vary as a result of future business activities.

             Amortization of intangibles. As part of the Resounding acquisition, we recorded amortization of intangible assets consisting primarily of goodwill in the amount of $2.8 million for the period ended March 31, 2000.  There was no amortization of goodwill or intangibles during the period ended March 31, 2001.  During the fourth quarter ended December 31, 2000, we performed an impairment assessment of the identifiable intangibles and enterprise level goodwill recorded upon the acquisitions of AudioTalk and Resounding, which we completed in April 2000 and October 1999, respectively.  Our assessment was performed primarily due to the significant decline in our stock price since the date the shares issued in each acquisition were valued.  Goodwill significantly exceeded our market capitalization prior to the impairment charge, and the overall decline in our industry growth rates indicated that this trend may continue for an indefinite period. As a result of our review, we recorded a $97.1 million impairment charge, net of the related deferred tax liability, to write off our remaining enterprise level goodwill and intangible assets.  The charge was determined based upon our estimated discounted cash flows using a discount rate of 25%. The assumptions supporting our cash flows (including the discount rate) were determined using our best estimates.

             Loss from discontinued operations. On December 13, 2000, the Company signed a definitive agreement to sell its Live Communities business unit, including the Mplayer.com voice-enabled Internet games community and affiliated advertising network to GameSpy Industries, Inc (“GameSpy”), an online games company.  The transaction was completed on January19, 2001, pursuant to which the Company received $500,000 in cash, a short-term note receivable for $4,521,000 and 2,404,890 shares of GameSpy common stock valued at an aggregate of $1,400,000.  Prior periods’ financial statements have been restated to reflect the discontinuation of the Live Communities business unit.

             Interest and other income (expense), net. Interest and other income (expense), net includes interest income earned on the short–term investment of cash offset by a write-off of certain of the Company's long-term investments and interest expense primarily related to capital lease and debt obligations.

Liquidity and Capital Resources

             HearMe invests excess cash in debt instruments that are highly liquid, of high–quality investment grade and predominantly have maturities of less than one year with the objective of making such funds readily available for operating purposes. At March 31, 2001, the Company had cash and cash equivalents and investments in marketable debt securities totaling $20.3 million compared to $30.5 million at December 31, 2000.

             For the period ended March 31, 2001, net cash used in operating activities was primarily a result of funding ongoing operations of our research and development and sales and marketing efforts and the payment of liabilities of $3.3 million incurred by the divestiture of the Live Communities business unit. For the period ended March 31, 2000, net cash used in operating activities was primarily a result of funding ongoing operations.

             Net cash used in investing activities was $0.9 million for the period ended March 31, 2001 compared to $1.2 million for the period ended March 31, 2000. Amounts used in 2001 were primarily for capital expenditures, which have generally been comprised of purchases of computer hardware and software and the net purchase of short-term investments. Amounts used in 2000 were for purchases of property and capital equipment.

             Net cash used in financing activities for the period ended March 31, 2001 was $3.4 million as compared to net cash provided by financing activities for the period ended March 31, 2000 of $0.2 million. The major use of cash in financing activities during the period ended March 31, 2001 was for payments on the term loan of $1.7 million as a result of the sale of Live Communities to GameSpy and $1.7 million for the repurchase of redeemable common stock subject to put rights.

             In May 2000, the Company entered into a term loan with a financial institution and drew down funds of $2.9 million under this agreement.  Amounts borrowed under this agreement are collateralized by substantially all our assets, bear interest at the prime rate plus 1 percent and are scheduled to mature in September 2003.  $1.7 million of this loan was repaid during the quarter ended March 31, 2001.

             The Company has incurred significant losses since inception.  In the period ended March 31, 2001, the Company incurred losses from continuing operations of $4.8 million and used $7.1 million in its operating activities.  Management expects that operating losses and negative cash flows will continue at least through Fiscal 2001 as the Company continues to market its VoiceSERVER product and increase its customer base.  Management anticipates that existing sources of liquidity and anticipated revenue will satisfy projected working capital and other cash requirements through at least the first quarter of Fiscal 2002.  If the Company fails to develop revenues from sales of its key product to generate adequate funding from operations, it will be required to either reduce its operating expenses and/or seek additional debt or equity financing or a combination of both.  Such financing may not be available on acceptable terms or at all.

             On January 19, 2001, we completed the sale of our Live Communities business unit, including the Mplayer.com voice-enabled Internet site and the affiliated advertising network, to GameSpy Industries.  Consideration for the sale consisted of $500,000 in cash, a short-term note receivable for $4,521,000 and 2,404,890 shares of GameSpy common stock.

             On April 23, 2001, the Company announced that it intends to focus business operations to further increase operating efficiencies and to address only the most strategic market opportunities.   At the same time, it announced that it would streamline operations and reduced headcount by about 50 employees in order to preserve its cash balances. The company expects to record a charge of between $5 million and $6 million, a portion of which has no cash impact, during the second quarter of 2001 as a result of the announced restructuring plans.

Certain Business Risks

             We have a limited operating history making it difficult or impossible for us to predict future results of operations.

             We were founded in January 1995 and have a limited operating history.  We did not begin generating revenue from VoIP licensing until fiscal 2000.  Due to this limited operating history, it is difficult or impossible for us to predict future results or operations.  As a result, future revenue performancemay not be comparable to our recent revenue performance.  We believe that comparing different periods of our operating results is not meaningful, as the results for any period may not be an indication of our future performance.  Some of the risks and difficulties that we face as an early stage company in a new and rapidly evolving market include our:

—           ability to increase demand for our products and services; and

—           ability to develop and extend the HearMe brand.

             We had substantial losses since our inception and our operating losses may increase in the future.  Accordingly, we cannot assure you that we will ever become or remain profitable.

             We have an accumulated deficit of $264 million as of March 31, 2001 and our history of losses may continue in the future.

             We have had substantial losses since our inception and our operating losses may increase in the future.  If our revenues fail to grow at anticipated rates, our operating expenses increase without a commensurate increase in our revenues or we fail to adjust operating expense levels accordingly, our business, results of operations and financial condition will be adversely affected.  As of March 31, 2001, we had an accumulated deficit of $264 million.

             We have not yet become profitable on a quarterly or annual basis and we anticipate that we will continue to incur net losses for the foreseeable future.  The extent of these losses will be contingent, in part, on the amount of growth in our revenues from technology licensing.  Currently, the timing of growth in revenues cannot be predicted and accordingly we cannot assure you that we will ever become or remain profitable.

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

             Our stock price, like that of many companies in the Internet industry, has been and may continue to be extremely volatile, and we may be delisted from the Nasdaq National Market System.

             The market price of our common stock ahs declined significantly in recent months, and we expect that it will continue to be subject to significant fluctuations as a result of variations in our quarterly operating results an the overall decline in the Nasdaq stock market.  These fluctuations have been, and may continue to be, exaggerated because an active trading market has not developed for our stock.  Thus, investors may have difficulty selling shares of our stock at a desirable price, or at all.  Our stock is currently trading below the $1 per share requirement for continued listing on the Nasdaq National Market.  If our stock price does not reach $1, we may be delisted from the Nasdaq National Market.  Our business, results of operations and financial condition may be adversely affected if we are delisted from the Nasdaq National Market.

             Revenues from licensing our Voice over Internet Protocol Technology have accounted for a minimal portion of our revenues to date.

             Historically, we received most of our revenues from sales and license agreements for products and services other than our Voice over Internet Protocol Technology.  Therefore, the move away from these other revenue sources could have a material adverse effect on our revenues and quarterly results of operations.  We believe that a customer's decision to license our technology is relatively discretionary and, for large-scale users, often involves a significant long-term commitment of resources.

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

             Following the divestiture of our Live Communities/Mplayer division, we are now focused exclusively on the market for VoIP technology.  This market is emerging and it is unclear how long it will take for this market to develop and whether this will ever become a large market.  If potential customers do not purchase our software platforms or VoIP applications, our business, results of operations and financial condition will be adversely affected.  In addition, we may have to invest in market development activities, requiring us to work with potential customers to educate them about the potential benefit of our software platforms and VoIP applications.  These market development activities do not generate revenue and may not ever lead to sales and revenue generation for us.

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

             We market and sell our software platforms and VoIP applications to customers in the telecommunications industry.  This industry is currently experiencing a downturn as evidenced by the many companies in this sector that have announced lower profits than originally expected for the first quarter of 2001.  This market downturn may result in our potential customers taking more time to make purchase decisions.  If potential customers delay, postpone or cancel their decisions to purchase VoIP software platforms and applications, our business, results of operations and financial condition will be adversely affected.

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

             Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.  These fluctuations make it difficult to predict our financial performance and may adversely affect the trading price of our common stock.  These factors include:

—   demand for and market acceptance of our products and services;

—   budgeting cycles of customers;

—   amount and timing of capital expenditures by our customers and other costs relating to the expansion of our operations and future acquisitions;

—   engineering or development fees that we may pay for enhancements to our products; and

—   general economic conditions.

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

             As part of our business strategy, we review acquisition prospects that would complement our existing business or enhance our technological capabilities.  We have engaged in acquisitions in the past, including our acquisition of AudioTalk Networks Inc. in April 2000, and expect to continue to do so in the future.  Future acquisitions by us could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect our results of operations.  Furthermore, acquisitions entail numerous risks and uncertainties, including:

—           difficulties in the assimilation of operations, personnel, technologies, products and the information systems of the acquired companies;

—           diversion of management's attention from other business concerns;

—           risks of entering geographic and business markets in which we have no or limited prior experience; and

—           potential loss of key employees and customers of acquired organizations.

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

             Some of our communications products customers are subject to varying degrees of federal, state and local regulation.  The jurisdiction of the Federal Communications Commission (“FCC”) extends to the communications industry, including broadband access.  Although FCC regulations and other governmental regulations have not impacted our operations to date, there can be no assurance that future regulations adopted by the FCC or other regulatory bodies will not have a material impact in the future.

             Industry standards for the Voice over Internet Telephony technology are evolving and, if the standards were to deviate from those used in our products, our sales will suffer.

             Our products are based upon industry standards that are currently evolving, including Session Initiation Protocol (“SIP”) and H.323.  Our success depends in part upon the adoption of these industry standards by potential customers and partners in the eCRM and VoIP Calling markets.  There can be no assurance that this adoption will occur and if this adoption does not occur our operating and financial results may be materially adversely affected.  In addition, there can be no assurance that other protocols may evolve as accepted standards and that we are successful in migrating our products to be compatible with these new standards.  If this occurs, our business, operating results and financial condition would be materially adversely affected.

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

             The market for our products is characterized by:

—           rapid technological advances,

—           evolving standards in the Internet, communications and software markets,

—           changes in customer requirements and

—           frequent new product and service introductions and enhancements.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

             HearMe is exposed to the impact of interest rate changes and changes in the market values of its investments.  To date all of HearMe’s contracts have been denominated in U.S. dollars and have not been subject to currency risks.

Interest Rate Risk

             HearMe’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio.  HearMe has not used derivative financial instruments in its investment portfolio.  We invest our excess cash in debt instruments of the U. S. Government and its agencies and in high–quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer.  HearMe protects and preserves its invested funds by limiting default, market and reinvestment risk.

             Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in the interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

             The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.  From time to time we have been and expect to continue to be, subject to legal proceedings and claims by third parties in the ordinary course of business, including claims of alleged infringement of third–party trademarks and other intellectual property rights against our licensees or us.  Third party claims like these, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

             After deducting the underwriting discounts and commissions and the offering expenses described above, the Company received net proceeds from the offering of approximately $73,900,000. As of March 31, 2001, $20.3 million of the net proceeds were invested in cash and cash equivalents and short term investments and approximately $53.6 million has been used for working capital and general corporate purposes, including the funding of product development and expansion of its sales and marketing organization. In addition, the Company may use a portion of the net proceeds for further development of its product lines through acquisitions of products, technologies and businesses. None of the Company's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     None

     (b) Reports on Form 8-K

     On February 2, 2001, the Company filed a report on Form 8-K with respect to Item 2 thereunder.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 HEARME

By: /s/ LINDA R. PALMOR	Date: May 10, 2001
Linda R. Palmor
Chief Financial Officer
(Principal Accounting and Financial Officer)