Form 10-Q
period 2001-06-30
HEARME
filed 2001-08-14
CIK 1078693

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO               .

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

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/  Yes  / / No

    The number of outstanding shares of the registrant's Common Stock, $0.00005 par value, was 28,645,986 as of August 14, 2001

HEARME

HEARME

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,145	$22,096
Short-term investments	6,612	8,397
Accounts receivable, net of allowance for doubtful accounts of $350 and $686, respectively	2,115	3,383
Note receivable	4,521	—
Interest and other receivables	253	227
Prepaid expenses and other current assets	1,667	2,404
Net assets of business held for sale	—	6,395

Total current assets	22,313	42,902
Restricted cash	170	220
Property and equipment, net	4,096	4,905
Other assets	1,993	1,309

Total assets	$28,572	$49,336

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$600	$1,536
Accrued payroll and related expenses	2,976	2,839
Accrued expenses	576	1,246
Accrued expenses relating to restructuring	387	—
Accrued expenses relating to sale of business	2,348	6,732
Deferred revenue	750	1,304
Current portion of notes payable and capital lease obligations	781	2,468
Deferred rent	126	129

Total current liabilities	8,544	16,254
Capital lease obligation, net of current portion	439	187

Total liabilities	8,983	16,441

Redeemable common stock	1	1,939
Stockholders' equity:
Common stock	1	1
Additional paid-in capital	294,104	295,906
Deferred stock-based compensation	(1,366)	(3,504)
Notes receivable from stockholders	(2,456)	(2,487)
Accumulated deficit	(270,702)	(258,975)
Accumulated other comprehensive income	7	15

Total stockholders' equity	19,588	30,956

Total liabilities, redeemable common stock and stockholders' equity	$28,572	$49,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEARME

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net revenues:
Technology Products	$612	$4,362	$3,293	$7,274
Cost of net revenues:
Technology Products	381	672	881	896

Gross profit	231	3,690	2,412	6,378

Operating expenses:
Research and development (including retention costs of $314, $0, $314 and $0 and non-cash compensation expense of $127, $196, $260 and $399, respectively)	2,156	2,598	4,954	4,755
Sales and marketing (including retention costs of $250, $0, $250 and $0 and non-cash compensation expense of $62, $96, $127 and $196, respectively)	1,861	6,896	4,393	11,211
General and administrative (including retention costs of $774, $0, $774 and $0 and non-cash compensation expense of $121, $187, $248 and $382, respectively)	2,258	3,255	4,042	6,257
In-process research and development	—	550	—	550
Amortization of goodwill and intangible assets	—	12,645	—	15,443
Restructuring costs	701	—	701	—

Total operating expenses	6,976	25,945	14,090	38,216

Loss from continuing operations	(6,745)	(22,255)	(11,678)	(31,838)
Interest and other income (expense), net	276	1,137	(50)	2,012

Loss from continuing operations	(6,469)	(21,118)	(11,728)	(29,826)
Loss from discontinued operations	—	(2,542)	—	(5,279)

Net loss	$(6,469)	$(23,660)	$(11,728)	$(35,105)

Other comprehensive loss:
Unrealized loss on investments	(13)	(638)	(8)	(621)

Comprehensive loss	$(6,482)	$(24,298)	$(11,736)	$(35,726)

Net loss from continuing operations per common share:
Basic and diluted	$(0.23)	$(0.78)	$(0.41)	$(1.19)

Net loss from discontinued operations per common share:
Basic and diluted	$—	$(0.09)	$—	$(0.21)

Net loss per common share:
Basic and diluted	$(0.23)	$(0.87)	$(0.41)	$(1.40)

Weighted average shares outstanding:
Basic and diluted	28,269	27,097	28,356	25,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEARME

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Cash used in continuing operating activities	$(8,446)	$(18,173)
Cash used in settlement of expenses of discontinued operations	(4,876)	—

Net cash used in operating activities	(13,322)	(18,173)

Cash flows from investing activities:
Purchase of investments	(8,695)	(11,456)
Proceeds from sale of investments	10,520	41,550
Proceeds from disposal of fixed assets	13	—
Proceeds from sale of discontinued operations	500	—
Purchase of certificates of deposit	—	(38)
Proceeds from redemption of certificates of deposit	50	—
Payments for AudioTalk acquisition, net of cash acquired of $6,371	—	(3,629)
Acquisition of property and equipment	(306)	(3,241)

Net cash provided by investing activities	2,082	23,186

Cash flows from financing activities:
Payments under notes payable and capital lease obligations	(1,806)	(352)
Repurchase of redeemable common stock	(1,934)	—
Proceeds from repayment of stockholder notes	10	56
Proceeds from term loan	—	997
Proceeds from exercise of common stock options and warrants	6	399
Proceeds from employee stock purchase plan	13	767

Net cash (used in) provided by financing activities	(3,711)	1,867

Net (decrease) increase in cash and cash equivalents	(14,951)	6,880
Cash and cash equivalents, beginning of period	22,096	28,363

Cash and cash equivalents, end of period	$7,145	$35,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEARME

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 have been included.

    The consolidated financial statements include those of HearMe (the" Company") and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

    Results for the three months and six months ended June 30, 2001 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements, the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K/A dated April 24, 2001, as filed with the Securities and Exchange Commission.

    Certain prior year amounts have been reclassified for conformity with current year financial statement presentation.

    On July 30, 2001, the Company announced its decision to pursue an orderly wind down and cessation of the Company's business operations and sale of its assets (See Note 7). The accompanying unaudited financial statements do not include any adjustments to reflect the effects on the recoverability and classification of assets or the amounts and classification of liabilities due to the Company's decision, subsequent to June 30, 2001, to cease operations.

Net Loss Per Share

    Historical basic and diluted loss per share are calculated using the average shares of common stock outstanding, reduced for shares subject to repurchase by the Company. Stock options, warrants and unvested common stock are excluded from the calculation of diluted net loss per share since their effect would be antidilutive.

Comprehensive Income

    Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. In the three-month period ended June 30, 2001 and 2000, the Company had unrealized losses on short-term investments of $13,000 and $638,000, respectively, resulting in a total comprehensive loss of $6,482,000 and $24,298,000 in the respective periods. In the six-month period ended June 30, 2001 and 2000, the Company had unrealized losses on short-term investments of $8,000 and $621,000, respectively, resulting in a total comprehensive loss of $11,736,000 and $35,726,000 in the respective periods.

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

Impairment Of Long Lived Assets

    During the six months ended June 30, 2001, the Company performed an assessment of the carrying value of some of its long-term investments. Based upon this review a write down for "other than temporary impairment" of $760,000 was recorded within interest and other income (expense), net. Any recovery or gain related to these investments will be recognized when it is realized or can be substantiated through other means.

2. Discontinued Operations

    On December 13, 2000, the Company signed a definitive agreement to sell its Live Communities business unit ("Live Communities"), including the Mplayer.com voice-enabled Internet games community and affiliated advertising network, to GameSpy Industries, Inc, an online gaming company. The transaction was completed on January 19, 2001, and the Company received $500,000 in cash, a short-term note receivable for $4,521,000 and 2,404,890 shares of GameSpy common stock valued at an aggregate of $1,400,000. Subsequent to June 30, 2001, GameSpy has not made payment on the note receivable, which was due on July 19, 2001. The Company sent a demand for payment to GameSpy on July 20, 2001.

    Prior periods' financial statements have been restated to reflect the discontinuation of Live Communities, and the anticipated loss on disposition was recorded in 2000. The $7,510,000 loss on disposition of discontinued operations consists primarily of accrued expenses totaling $8,225,000 less the gain on the sale of $490,000 and the revenue generated from January 1, 2001 through January 19, 2001 of $225,000.

3. Retention and Restructuring Costs

    On April 23, 2001, the Company announced that it was focusing the business operations to further increase operating efficiencies and address only the most strategic market opportunities. To ensure financial flexibility, the Company announced its plans to streamline operations with decreased spending in marketing and administrative expenses and a reduction in headcount of about 50 employees. During the three months ended June 30, 2001, the Company recorded a charge of $0.7 million as a result of the announced restructuring plans comprising $0.1 million of legal costs, $0.2 million of assets to be retired, $0.3 million of severance costs and $0.1 million of costs to terminate agreements early. The severance costs were paid in April 2001 and the remaining costs were accrued as of June 30, 2001.

    Concurrent with the restructuring, the Company entered into retention agreements with its remaining employees, pursuant to which the employees would receive bonuses aggregating $2.3 million. In addition, notes receivable from certain employees in connection with previous stock option exercises, together with associated interest and tax liabilities, aggregating $2.4 million, would be forgiven. The employees are required to stay through either October 31 or November 30, 2001 in order to earn the bonuses and have their notes forgiven, though these payments would be accelerated assuming the involuntary termination of the employees. As of June 30, 2001, the Company has accrued approximately of $1.3 million relating to the portion of the retention bonuses earned and the notes receivable forgiven during the period. As discussed in Note 8, the Company announced its decision, subsequent to June 30, 2001, to pursue an orderly wind down and cessation of the Company's business operations and sale of its assets, which will accelerate the payment of retention bonuses under the retention agreements and cause the remaining outstanding notes receivable to be forgiven.

4. Redemption and Repurchase of Common Stock

    As part of the Resounding acquisition that was completed in 1999, Common Stock Put Rights were granted to Resounding's employees to enable them to sell their pro-rata portion of 200,000 shares of the Company's common stock back to the Company at a price of $10.00 per share. Such put rights expire in October 2001. During the six-month period ended June 30, 2001, put rights for a total of 193,414 shares were exercised, whereby the Company repurchased the shares for a total of approximately $1,934,000. As of June 30, 2001, put rights for 128 shares remain outstanding.

    On March 30, 2001, the Company entered into an agreement with one of its customers, which gave the customer the option to make payments on their account by transferring to the Company all shares of HearMe common stock currently owned by the customer. For purposes of this transfer, such shares were valued at the closing price on the date of the agreement, which was $0.50 per share. On April 4, 2001, the customer elected to exercise this option and transferred 313,551 shares of HearMe common stock to the Company at a value of $156,776 as part of the full settlement of the outstanding balance.

5. Term Loan

    In May 2000, the Company entered into a term loan with a financial institution whereby amounts borrowed under this agreement are collateralized by substantially all the Company's assets, bear interest at the prime rate plus 1 percent and are scheduled to mature in September 2003. During the six months ended June 30, 2001, $1.8 million of this loan was repaid. The outstanding balance of this loan as of June 30, 2001 is $0.8 million.

6. Commitments and Contingencies

    On May 30, 2001, eFront Media, Inc. filed a complaint against the Company and GameSpy Industries, Inc. in California Superior Court in Orange County alleging breach of written contract and seeking damages of approximately $820,000. The Company was served with a copy of the complaint on June 16, 2001. The contract in question was assigned to GameSpy Industries, Inc. as part of the sale of the Company's Live Communities business unit, which closed on January 19, 2001. The complaint alleges damages for failure to make payments under the contract after the agreement was assigned to GameSpy Industries, Inc. While the Company does not believe that it has breached the contract in question, it has tendered the defense of the matter to GameSpy Industries, Inc. under its indemnity obligations to the Company pursuant to the terms of the Asset Purchase Agreement for the sale of the Live Communities business. GameSpy Industries, Inc. has agreed to defend the Company against this claim and on June 29, 2001, counsel for the Company and GameSpy Industries, Inc. filed an answer to the complaint denying eFront Media Inc.'s allegations. However, litigation is subject to inherent uncertainties and thus, there can be no assurance that this claim will be resolved favorably by the Company or that they will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

    On June 29, 2001, the Company terminated the lease of one of its office facilities. The remaining operating lease agreements expire through 2005.

7. Recent Accounting Pronouncements

FAS 141

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

FAS 142

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS No. 142 will not have a significant impact on its financial statements.

8. Subsequent Events

    On July 30, 2001, the Company announced its decision to pursue an orderly wind down and cessation of the Company's business operations and sale of its assets. The Board of Directors and Management have been engaged in a concerted effort for the past several months to explore various strategic alternatives for the future of the Company, including its sale. The Company contacted over 30 prospects, of which the Company met with 15. These efforts did not result in the identification of a party that was prepared to provide capital or acquire the Company. The Board of Directors has concluded that an orderly wind down of the Company is the course of action that most likely offers the highest return to stockholders and that to continue operations of the business at this time would reduce assets and cash that may ultimately be available to be returned to the stockholders. The Company intends to develop and present to the Board of Directors and stockholders a plan for the orderly wind down of the business, unless it receives a credible offer to purchase the Company. However, no assurance can be given that the Company will be successful in pursuing a sale of its assets, or that an orderly winding-down of the Company's operations would actually increase stockholder value or result in any remaining capital for distribution to stockholders. Moreover, the timing of any possible distribution is uncertain. The Company may not be able to find qualified buyers for its assets. Furthermore, because many of the Company's assets, particularly its intellectual property, will decline in value over time, the Company may not be able to consummate the sale of these assets in time to generate meaningful value. We expect to recognize little or no revenue following this announcement, other than revenue recognized from the licensing of source code and the sale of any assets. The Company may not be able to negotiate a settlement of all of its obligations to creditors. These include, without limitation, long term contractual obligations associated with facilities leases and business agreements with third parties. Estimated future costs of retention and severance resulting from the wind down are expected to be $4 million to $4.5 million.

    On July 10, 2001, the Company received a Nasdaq Staff Determination letter indicating that it had failed to comply with the minimum bid price requirement for continued listing on the Nasdaq National Market (Nasdaq Marketplace Rule 4450 (a)(5)). In response, HearMe requested a hearing before the Nasdaq Listing Qualifications Panel to appeal the Staff Determination. As part of this effort, HearMe asked the Panel to review the Staff Determination based on the Company's plan to achieve compliance with the minimum bid listing requirement through a 10-for-1 reverse stock split that the Company had intended to submit to a vote of the stockholders at its Annual Meeting scheduled to be held on July 31, 2001. On July 31, 2001, the Annual Meeting was adjourned until August 30, 2001 due to the Company's July 30, 2001 announcement that it intends to pursue an orderly wind down and cessation of the Company's business operations and sale of its assets, as described above.

    On August 13, 2001, the Company announced that it was cancelling its plans concerning a 10-for-1 reverse stock split in light of its decision to pursue an orderly wind down and cessation of the Company's business operations. In addition, the Company has withdrawn its appeal of the Nasdaq staff's determination that the Company has failed to comply with the minimum bid price required for continued listing on the Nasdaq National Market. As a result, the Company's common stock will be delisted from the Nasdaq National Market.

    On July 30, 2001, the Company received notification from its bank that, based upon its June 30, 2001 financial statements, it was in violation of the Minimum Quick Ratio and Minimum Revenue covenants of its loan agreement and due to the announcement of the wind down of the Company, it is in default of this agreement. As a result, the $0.8 million due under such agreements became immediately due and payable. On August 2, 2001, the Company paid off the $0.8 million balance on its loan agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Results of Operations and Financial Condition and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Certain Business Risks", and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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

    During the period from January 1995 to March 31, 1999, we raised gross proceeds of approximately $54.9 million from the sale of equity securities to venture capital investors and strategic partners. The proceeds from these financings were primarily used to finance our research and development and the sales and marketing of our products and services. In May and June 1999, we raised gross proceeds of approximately $80.7 million from the sale of common stock through an initial public offering. A portion of the proceeds from this offering is being used to finance research and development and to fund sales and marketing activities.

    In September 1999, we announced that we would commence doing business under the name HearMe.

    On March 8, 2000, HearMe entered into a merger agreement (the "Merger Agreement") with AudioTalk. The Merger Agreement provided for the merger of a newly formed wholly owned subsidiary of HearMe with and into AudioTalk. AudioTalk became a wholly owned subsidiary of HearMe. The merger was accounted for under the purchase method of accounting. The merger was consummated on April 3, 2000 and the results of AudioTalk have been included with the results of the Company from the date of acquisition. The purchase price of approximately $124,100,000 included approximately $107,900,000 of stock, issued at fair value (fair value being determined as the average price of the HearMe stock for the period three days before and after the announcement of the acquisition), $5,700,000 for the fair value exchange of AudioTalk stock options with Company options (determined using the Black-Scholes option pricing model), $10,000,000 in cash and estimated acquisition costs of $500,000.

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

    We derive revenues from licensing fees for our technology, including our VoiceSERVER and SoftPHONE products. These products are priced based upon the number of ports, or seats licensed. Through fiscal 2000, we also derived revenue from other real-time interactive products and related services. We also derive incremental revenues from professional services, maintenance and upgrade fees. The Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. For contracts with multiple obligations (e.g., maintenance, unspecified upgrades), the Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company, or for products not being sold separately, the price established by management. The Company recognizes revenue allocated to maintenance fees for ongoing customer support and unspecified upgrades ratably over the period of the maintenance contract or upgrade period.

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

    On July 30, 2001, the Company announced its decision to pursue an orderly wind down and cessation of the Company's business operations and sale of its assets. The Board of Directors and Management have been engaged in a concerted effort for the past several months to explore various strategic alternatives for the future of the Company, including its sale. The Company contacted over 30 prospects, of which the Company met with 15. These efforts did not result in the identification of a party that was prepared to provide capital or acquire the Company. The Board of Directors has concluded that an orderly wind down of the Company is the course of action that most likely offers the highest return to stockholders and that to continue operations of the business at this time would reduce assets and cash that may ultimately be returned to the stockholders. The Company intends to develop and present to the Board of Directors and stockholders a plan for the orderly wind down of the business, unless it receives a credible offer to purchase the Company. However, no assurance can be given that the Company will be successful in pursuing a sale of its assets, or that an orderly winding-down of the Company's operations would actually increase stockholder value or result in any remaining capital for distribution to stockholders. Moreover, the timing of any possible distribution is uncertain. The Company may not be able to find qualified buyers for its assets. Furthermore, because many of the Company's assets, particularly its intellectual property, will decline in value over time, the Company may not be able to consummate the sale of these assets in time to generate meaningful value. We expect to recognize little or no revenue following this announcement, other than revenue recognized from the sale of any assets. The Company may not be able to negotiate a settlement of all of its obligations to creditors. These include, without limitation, long term contractual obligations associated with facilities leases and business agreements with third parties. Estimated future costs of retention and severance resulting from the wind down are expected to be $4 million to $4.5 million.

    On July 10, 2001, the Company received a Nasdaq Staff Determination letter indicating that it had failed to comply with the minimum bid price requirement for continued listing on the Nasdaq National Market (Nasdaq Marketplace Rule 4450 (a)(5)). In response, HearMe has requested a hearing before the Nasdaq Listing Qualifications Panel to appeal the Staff Determination. As part of this effort, HearMe has asked the Panel to review the Staff Determination based on the Company's plan to achieve compliance with the minimum bid listing requirement through a 10-for-1 reverse stock split that the Company intends to submit to a vote of the stockholders at its Annual Meeting originally scheduled to be held on July 31, 2001. Subsequently, the Annual Meeting was adjourned until August 30, 2001 due to the Company's July 30, 2001 announcement that it intends to pursue an orderly wind down and cessation of the Company's business operations and sale of its assets, as described above.

    On August 13, 2001, the Company announced that it was cancelling its plans concerning a 10-for-1 reverse stock split in light of its decision to pursue an orderly wind down and cessation of the Company's business operations. In addition, the Company has withdrawn its appeal of the Nasdaq staff's determination that the Company has failed to comply with the minimum bid price required for continued listing on the Nasdaq National Market. As a result, the Company's common stock will be delisted from the Nasdaq National Market.

Results of Operations

  Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

    Net revenues.  Net revenues decreased by 86% from $4.4 million for the period ended June 30, 2000 to $0.6 million for the period ended June 30, 2001. The majority of our revenues were derived from licensing our VoiceSERVER platform, maintenance fees recognized on these and prior licensing deals and licensing of discontinued product lines. During the quarter ended June 30, 2001, we closed deals with two new customers. With the Company's announced plans to wind down normal business operations, we cannot estimate the level of our revenues in future periods.

    Cost of net revenues.  Our cost of net revenues was $0.4 million for the period ended June 30, 2001 as compared to $0.7 million for the period ended June 30, 2000. Cost of net revenues consists primarily of network operating expenses in conjunction with providing hosting services to certain customers. The decrease in cost of revenues was attributable to the lower server and bandwith costs resulting from the Company's move towards licensing our software to customers and third-party service providers who then host customers requiring support services. With the Company's announced plans to wind down normal business operations, we cannot estimate the level of these costs in future periods. Despite the 43% decrease in the cost of net revenues for the period relative to the prior year period, the gross margin for the period decreased to 38% from 85% in the prior year period as a result of the significantly lower revenues recognized in the three months ended June 30, 2001.

    Research and development.  Research and development expenses were $2.2 million for the period ended June 30, 2001 compared to $2.6 million for the period ended June 30, 2000. Research and development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of HearMe's VoIP technology. The decrease in research and development expenses was primarily due to a decrease in salary expense in 2001 as we reduced the size of the engineering team as part of the restructuring effort in April 2001. With the Company's announced plans to wind down normal business operations, we cannot estimate the level of these costs in future periods. Costs resulting from retention agreements will be accelerated by the wind down.

    Sales and marketing.  Sales and marketing expenses were $1.9 million for the period ended June 30, 2001 compared to $6.9 million for the period ended June 30, 2000. Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation and employee-related expenses, sales commission and travel costs. Sales and marketing expenses decreased in the period ended June 30, 2001 as compared to the period ended June 30, 2000 primarily due to the outbound advertising and marketing campaigns that were developed and run during the early part of Fiscal 2000 to promote our technology products. The absolute decrease in sales and marketing expenses was due to the discontinuation of the branding campaign in Fiscal 2000 and to a decrease in headcount in product marketing. With the Company's announced plans to wind down normal business operations, we cannot estimate the level of these costs in future periods. Costs resulting from retention agreements will be accelerated by the wind down.

    General and administrative.  General and administrative expenses were $2.3 million for the period ended June 30, 2001 compared to $3.3 million for the period ended June 30, 2000. General and administrative costs decreased primarily as a result of a lower headcount and lower fees for professional services as a result of the restructuring to a smaller organization in April 2001. With the Company's announced plans to wind down normal business operations, we cannot estimate the level of these costs in future periods. Costs resulting from retention agreements will be accelerated by the wind down.

    Amortization of intangibles.  As part of the AudioTalk and Resounding acquisitions, we recorded amortization of intangible assets consisting primarily of goodwill in the amount of $12.6 million for the period ended June 30, 2000, together with the write-off of in-process research and development relating to the AudioTalk acquisition of $550,000. There was no amortization of goodwill or intangibles during the period ended June 30, 2001. During the fourth quarter ended December 31, 2000, we performed an impairment assessment of the identifiable intangibles and enterprise level goodwill recorded upon the acquisitions of AudioTalk and Resounding, which we completed in April 2000 and October 1999, respectively. Our assessment was performed primarily due to the significant decline in our stock price since the date the shares issued in each acquisition were valued. Goodwill significantly exceeded our market capitalization prior to the impairment charge, and the overall decline in our industry growth rates indicated that this trend may continue for an indefinite period. As a result of our review, we recorded a $97.1 million impairment charge, net of the related deferred tax liability, to write off our remaining enterprise level goodwill and intangible assets. The charge was determined based upon our estimated discounted cash flows using a discount rate of 25%. The assumptions supporting our cash flows (including the discount rate) were determined using our best estimates.

    Restructuring Costs.  On April 23, 2001, the Company announced that it was focusing the business operations to further increase operating efficiencies and address only the most strategic market opportunities. To ensure financial flexibility, the Company announced its plans to streamline operations with decreased spending in marketing and administrative expenses and a reduction in headcount of about 50 employees. During the three months ended June 30, 2001, the Company recorded a charge of $0.7 million as a result of the announced restructuring plans comprising $0.1 million of legal costs, $0.2 million of assets to be retired, $0.3 million of severance costs and $0.1 million of costs to terminate agreements early. The severance costs were paid in April 2001 and the remaining costs were accrued as of June 30, 2001.

    Loss from discontinued operations.  On December 13, 2000, the Company signed a definitive agreement to sell its Live Communities business unit, including the Mplayer.com voice-enabled Internet games community and affiliated advertising network to GameSpy Industries, Inc ("GameSpy"), an online games company. The transaction was completed on January19, 2001, pursuant to which the Company received $500,000 in cash, a short-term note receivable for $4,521,000 and 2,404,890 shares of GameSpy common stock valued at an aggregate of $1,400,000. Prior periods' financial statements have been restated to reflect the discontinuation of the Live Communities business unit.

    Interest and other income (expense), net.  Interest and other income (expense), net includes interest income earned on the short-term investment of cash offset by interest expense primarily related to capital lease and debt obligations.

  Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

    Net revenues.  Net revenues decreased by 55% from $7.3 million for the six month period ended June 30, 2000 to $3.3 million for the six month period ended June 30, 2001. The majority of our revenues were derived from licensing our VoiceSERVER platform and maintenance fees recognized on these and prior licensing deals. During the six months ended June 30, 2001, we closed deals with 12 new customers.

    Cost of net revenues.  Our cost of net revenues was $0.9 million for the six month period ended June 30, 2001 as compared to $0.9 million for the six month period ended June 30, 2000. Cost of net revenues consists primarily of network operating expenses in conjunction with providing hosting to certain customers. The flattening in cost of revenues relative to increase in customer base was attributable to the Company's move towards licensing our software to customers and third-party service providers who then host customers requiring support services. With the Company's announced plans to wind down normal business operations, we cannot estimate the level of these costs in future periods.

    Research and development.  Research and development expenses were $5.0 million for the six month period ended June 30, 2001 compared to $4.8 million for the six month period ended June 30, 2000. Research and development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of HearMe's VoIP technology. The increase in research and development expenses was primarily due to accrued retention bonuses for remaining employees, partially offset by a decrease in salary expense in 2001 as we reduced the size of the engineering team as part of the restructuring effort in April 2001. With the Company's announced plans to wind down normal business operations, we cannot estimate the level of these costs in future periods. Costs resulting from retention agreements will be accelerated by the wind down.

    Sales and marketing.  Sales and marketing expenses were $4.4 million for the six month period ended June 30, 2001 compared to $11.2 million for the six month period ended June 30, 2000. Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation and employee-related expenses, sales commission and travel costs. Sales and marketing expenses decreased as a percentage of net revenues in the six month period ended June 30, 2001 as compared to the six month period ended June 30, 2000 primarily due to the outbound advertising and marketing campaigns that were developed and ran during the early part of Fiscal 2000 to promote our technology products. The absolute decrease in sales and marketing expenses was due to the discontinuation of the branding campaign in Fiscal 2000 and to a decrease in headcount in product marketing. With the Company's announced plans to wind down normal business operations, we cannot estimate the level of these costs in future periods. Costs resulting from retention agreements will be accelerated by the wind down.

    General and administrative.  General and administrative expenses were $4.0 million for the six month period ended June 30, 2001 compared to $6.3 million for the six month period ended June 30, 2000. General and administrative costs decreased primarily as a result of a lower headcount and lower fees for professional services as a result of the restructuring to a smaller organization in April 2001. With the Company's announced plans to wind down normal business operations, we cannot estimate the level of these costs in future periods. Costs resulting from retention agreements will be accelerated by the wind down.

    Amortization of intangibles.  As part of the AudioTalk and Resounding acquisitions, we recorded amortization of intangible assets consisting primarily of goodwill in the amount of $16.0 million for the period ended June 30, 2000, together with the write-off of in-process research and development relating to the AudioTalk acquisition of $550,000. There was no amortization of goodwill or intangibles during the period ended June 30, 2001. During the fourth quarter ended December 31, 2000, we performed an impairment assessment of the identifiable intangibles and enterprise level goodwill recorded upon the acquisitions of AudioTalk and Resounding, which we completed in April 2000 and October 1999, respectively. Our assessment was performed primarily due to the significant decline in our stock price since the date the shares issued in each acquisition were valued. Goodwill significantly exceeded our market capitalization prior to the impairment charge, and the overall decline in our industry growth rates indicated that this trend may continue for an indefinite period. As a result of our review, we recorded a $97.1 million impairment charge, net of the related deferred tax liability, to write off our remaining enterprise level goodwill and intangible assets. The charge was determined based upon our estimated discounted cash flows using a discount rate of 25%. The assumptions supporting our cash flows (including the discount rate) were determined using our best estimates.

    Restructuring Costs.  On April 23, 2001, the Company announced that it was focusing the business operations to further increase operating efficiencies and address only the most strategic market opportunities. To ensure financial flexibility, the Company announced its plans to streamline operations with decreased spending in marketing and administrative expenses and a reduction in headcount of about 50 employees. During the six months ended June 30, 2001, the Company recorded a charge of $0.7 million as a result of the announced restructuring plans comprising $0.1 million of legal costs, $0.2 million of assets to be retired, $0.3 million of severance costs and $0.1 million of costs to terminate agreements early. The severance costs were paid in April 2001 and the remaining costs were accrued as of June 30, 2001.

    Loss from discontinued operations.  On December 13, 2000, the Company signed a definitive agreement to sell its Live Communities business unit, including the Mplayer.com voice-enabled Internet games community and affiliated advertising network to GameSpy Industries, Inc ("GameSpy"), an online games company. The transaction was completed on January19, 2001, pursuant to which the Company received $500,000 in cash, a short-term note receivable for $4,521,000 and 2,404,890 shares of GameSpy common stock valued at an aggregate of $1,400,000. Prior periods' financial statements have been restated to reflect the discontinuation of the Live Communities business unit.

    Interest and other income (expense), net.  Interest and other income (expense), net includes interest income earned on the short-term investment of cash offset by a write-off of certain of the Company's long-term investments and interest expense primarily related to capital lease and debt obligations.

Liquidity and Capital Resources

    HearMe invests excess cash in debt instruments that are highly liquid, of high-quality investment grade and predominantly have maturities of less than one year with the objective of making such funds readily available for operating purposes. At June 30, 2001, the Company had cash and cash equivalents and investments in marketable debt securities totaling $13.8 million compared to $30.5 million at December 31, 2000.

    For the six month period ended June 30, 2001, net cash used in operating activities was primarily a result of funding ongoing operations of our research and development and sales and marketing efforts and the payment of liabilities of $4.9 million incurred by the divestiture of the Live Communities business unit. For the period ended June 30, 2000, net cash used in operating activities was primarily a result of funding ongoing operations.

    Net cash provided by investing activities was $2.1 million for the six month period ended June 30, 2001 compared to $23.2 million for the period ended June 30, 2000. Amounts provided in 2001 were primarily from the net sale of short-term investments offset by capital expenditures, which have generally been comprised of purchases of computer hardware and software. Amounts provided in 2000 were primarily from the net sale of short-term investments offset by payments for the AudioTalk acquisition and purchases of property and capital equipment.

    Net cash used in financing activities for the six month period ended June 30, 2001 was $3.7 million as compared to net cash provided by financing activities for the period ended June 30, 2000 of $1.9 million. The major use of cash in financing activities during the period ended June 30, 2001 was for payments on the term loan of $1.8 million as a result of the sale of Live Communities to GameSpy and $1.9 million for the repurchase of redeemable common stock subject to put rights.

    In May 2000, the Company entered into a term loan with a financial institution and initially drew down funds of $2.9 million under this agreement. Amounts borrowed under this agreement are collateralized by substantially all of its assets, bear interest at the prime rate plus 1 percent and are scheduled to mature in September 2003. $1.8 million of this loan was repaid during the period ended June 30, 2001. On July 30, 2001, the Company received notification that, based upon its June 30, 2001 financial statements, it was in violation of the Minimum Quick Ratio and Minimum Revenue covenants of its loan agreement and due to the wind down of the Company, it is in default of this agreement. As a result, the remaining $0.8 million due under such agreements became immediately due and payable. On August 2, 2001, the Company paid off the $0.8 million balance on the loan agreement.

    On January 19, 2001, we completed the sale of our Live Communities business unit, including the Mplayer.com voice-enabled Internet site and the affiliated advertising network, to GameSpy Industries. Consideration for the sale consisted of $500,000 in cash, a short-term note receivable for $4,521,000 and 2,404,890 shares of GameSpy common stock. GameSpy has not made payment on the note receivable, which was due on July 19, 2001. The Company sent a demand for payment to GameSpy on July 20, 2001.

    On April 23, 2001, the Company announced that it was focusing business operations to further increase operating efficiencies and address only the most strategic market opportunities. To ensure financial flexibility, the Company announced its plans to streamline operations with decreased spending in marketing and administrative expenses and a reduction in headcount of about 50 employees. During the three months ended June 30, 2001, the Company recorded a charge of $0.7 million as a result of the announced restructuring plans comprising $0.1 million of legal costs, $0.2 million of assets to be retired, $0.3 million of severance costs and $0.1 million of costs to terminate agreements early. The severance costs were paid in April 2001 and the remaining costs were accrued as of June 30, 2001.

    Concurrent with the restructuring, the Company entered into retention agreements with its remaining employees, pursuant to which the employees would receive bonuses aggregating $2.3 million. In addition, notes receivable from certain employees in connection with previous stock exercises, together with associated interest and tax liabilities, aggregating $2.4 million, would be forgiven. The employees are required to stay through either October 31 or November 30, 2001 in order to earn the bonuses and have their notes forgiven, though these payments would be accelerated assuming the involuntary termination of the employee. As of June 30, 2001, the Company has accrued approximately $1.3 million relating to the portion of the retention bonuses earned and the notes receivable forgiven during the period. As discussed in Note 8, the Company announced its decision, subsequent to June 30, 2001, to pursue an orderly wind down and cessation of the Company's business operations and sale of its assets, which will accelerate the payment of retention bonuses under the retention agreements and cause the remaining outstanding notes receivable to be forgiven.

    The Company has incurred significant losses since inception. In the period ended June 30, 2001, the Company incurred losses from continuing operations of $6.5 million and used $8.4 million of cash in its operating activities. With the Company's announced plans to wind down normal business operations, we cannot estimate the level of these losses in future periods. Management anticipates that existing sources of liquidity and anticipated revenue will not be sufficient to satisfy projected working capital and other cash requirements through the second quarter of Fiscal 2002.

Certain Business Risks

    The Company has announced its intent to wind down its business and may not be able to generate meaningful cash, or any cash, which could be returned to stockholders.

    On July 30, 2001, the Company announced its decision to pursue an orderly wind down and cessation of the Company's business operations and sale of its assets. The Board of Directors and Management have been engaged in a concerted effort for the past several months to explore various strategic alternatives for the future of the Company, including its sale. The Company contacted over 30 prospects, of which the Company met with 15. These efforts did not result in the identification of a party that was prepared to provide capital or acquire the Company. The Board of Directors has concluded that the orderly wind down of the Company is the course of action that most likely offers the highest return to stockholders and that to continue operations of the business at this time would reduce assets and cash that may ultimately be returned to the stockholders. The Company intends to develop and present to the Board of Directors and stockholders a plan for the orderly wind down of the business, unless it receives a credible offer to purchase the Company. However, no assurance can be given that the Company will be successful in pursuing a sale of its assets, or that an orderly winding-down of the Company's operations would actually increase stockholder value or result in any remaining capital for distribution to stockholders. Moreover, the timing of any possible distribution is uncertain. The Company may not be able to find qualified buyers for its assets. Furthermore, because many of the Company's assets, particularly its intellectual property, will decline in value over time, the Company may not be able to consummate the sale of these assets in time to generate meaningful value. We expect to recognize little or no revenue following this announcement, other than revenue recognized from the licensing of source code and the sale of any assets. The Company may not be able to negotiate a settlement of all of its obligations to creditors. These include, without limitation, long term contractual obligations associated with facilities leases and business agreements with third parties. Estimated future costs of retention and severance resulting from the wind down are expected to be $4 million to $4.5 million.

    Stockholders may not receive any distributions as part of the Company's wind down. Furthermore, if the Company's contingency reserve, established upon dissolution, is inadequate to cover expenses and liabilities, stockholders may be liable to creditors of the Company for amounts previously received.

    If the Company's wind down is approved by the Board of Directors and the stockholders, a Certificate of Dissolution will be filed with the State of Delaware dissolving the Company. Pursuant to the Delaware General Corporation Law, the Company will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against it and enabling the Company gradually to close its business, to dispose of its property, to discharge its liabilities and to distribute to its stockholders any remaining assets. The Company will establish a contingency reserve for payment of its expenses and liabilities during this three-year period. Under the Delaware General Corporate Law, in the event the contingency reserve created by the Company is inadequate for payment of its expenses and liabilities during this three-year period, each stockholder could be held liable for payment to the Company's creditors of such stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited to the amounts previously received by such stockholder from the Company (and from any liquidating trust or trusts) as distributions. Accordingly, in such event a stockholder could be required to return all such distributions previously made to such stockholder. In such event, a stockholder could receive nothing from the

Company. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve established by the Company will be adequate to cover any expenses and liabilities.

    If the Company were held by a court to have failed to make adequate provision for its expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeded the amount available from the contingency reserve and the assets of the liquidating trust or trusts, a creditor of the Company could seek an injunction against the making of distributions under the Company's wind down on the ground that the amounts to be distributed were needed to provide for the payment of the Company's expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to stockholders and/or interest holders.

    The Company must affix a final record date on which it shall determine the proportionate interest of each stockholder and after which it will be unable to record transfers of common stock on the Company's books.

    The Company intends to close its stock transfer books and discontinue recording transfers of Common Stock at the close of business on the final record date to be fixed by the Board of Directors for filing the Certificate of Dissolution after approval by the Board of Directors and the Company's stockholders. The date of the special meeting of stockholders seeking their approval of the certificate of dissolution has not yet been set. Thereafter, certificates representing the Common Stock will not be assignable or transferable on the books of the Company except by will, intestate succession or operation of law. The proportionate interests of all of the stockholders of the Company will be fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after the final record date, any distributions made by the Company shall be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on the books of the Company as a result of any assignments by will, intestate succession or operation of law.

    The Company's common stock will be delisted from the Nasdaq Stock Market.

    The Company has received a delisting notice from the Nasdaq Stock Market due to its low trading price per share. The Company expects that it will be unable to satisfy the requirements for continued listing of its Common Stock on the Nasdaq National Market. Moreover, rules of the Nasdaq Stock Market require that companies listed on the Nasdaq National Market continue to have an operating business. If the Company completes its plans to conclude its business activities, it will no longer have an operating business. In addition, as the Company distributes cash to its stockholders, certain other listing criteria may not be met. The Company expects that Nasdaq will delist its common stock from Nasdaq stock market, although the date of delisting has not been determined. When Nasdaq delists the Company's Common Stock from the Nasdaq National Market, the ability of stockholders to buy and sell shares may be materially impaired.

    After the Company's wind down there may be no cash to distribute to the Company's stockholders and if there is cash to distribute, the timing of any such distribution is uncertain.

    Although the Board of Directors has not established a firm timetable for distributions to stockholders if the Company's wind down is approved by the Board of Directors and stockholders, the Board of Directors intends, subject to contingencies inherent in winding up the Company's business, to make such distributions as promptly as practicable. The liquidation is expected to be concluded prior to the third anniversary of the filing of the Certificate of Dissolution in Delaware by a final liquidating distribution either directly to the stockholders or to a liquidating trust. The proportionate interests of all of the stockholders of the Company will be fixed on the basis of their respective stock holdings at the close of business on the final record date, as determined by the Board of Directors, and after such date, any distributions made by the Company shall be made solely to stockholders of record on the close of business on the final record date, except to reflect permitted transfers. The Board of Directors is, however, currently unable to predict the precise nature, amount or timing of this distribution or any other distributions pursuant to the Company's wind down, or whether the wind down will be approved by the Company's stockholders. The actual nature, amount and timing of all distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Company's ability to convert its remaining assets into cash.

    Uncertainties as to the precise net value of the Company's non-cash assets and the ultimate amount of its liabilities make it impracticable to predict the aggregate net value ultimately distributable to stockholders. Claims, liabilities and expenses from operations (including operating costs, salaries, income taxes, payroll and local taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred. These expenses will reduce the amount of assets available for ultimate distribution to stockholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for the Company's obligations, liabilities, expenses and claims and to make cash distributions to stockholders. If such available cash and amounts received on the sale of assets are not adequate to provide for the Company's obligations, liabilities, expenses and claims, the Company may not be able to distribute meaningful cash, or any cash, to its stockholders.

    The proceeds from any sale of the Company's assets may be less than anticipated.

    No sale of assets has been effected pursuant to the Company's intended wind down and no agreement to sell any of the assets of the Company has been reached. However, agreements for the sale of assets may be entered into prior to stockholder approval of the Company's wind down and, if entered into, may be contingent upon the approval of the wind down. Stockholder approval of the Company's wind down, if obtained, will constitute approval of any such agreements and sales. Sales of the Company's assets will be made on such terms as are approved by the Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which the Company will be able to sell its various assets will depend largely on factors beyond the Company's control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, United States and foreign regulatory approvals, public market perceptions, and limitations on transferability of certain assets. In addition, the Company may not obtain as high a price for a particular asset as it might secure if the Company were not in liquidation.

    The Company expects to recognize little or no revenue following the announcement of its intent to wind down.

    Except for revenue resulting from the licensing of source code and the sale of Company assets, the Company believes that it will be difficult to collect receivables and does not expect to recognize significant additional revenue now that it has announced its intent to wind down its business.

    The Company may not be able to settle all of its obligations to creditors.

    The Company has certain current and future obligations to creditors. These include, without limitation, long term contractual obligations associated with facilities leases and business agreements with customers and other third parties. As part of the wind down process, the Company will attempt to settle those long term obligations with its creditors. The Company cannot guarantee that it will be able to settle such obligations with each creditor. If the Company is unable to reach an agreement with a creditor concerning a long term obligation, that creditor may choose to bring a lawsuit against the Company. Such litigation could delay or even prevent the Company from completing its intended wind down plan. Moreover, amounts required to settle such long term obligations will reduce the amount of remaining capital available for any distribution to stockholders.

    The Company will continue to incur the expenses of complying with public company reporting requirements.

    Whether or not the Company's wind down is approved, we have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. If the Company's wind down is approved, in order to curtail expenses, we will, after filing our Certificate of Dissolution, seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act. We anticipate that, if such relief is granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission might require.

    Some of the provisions of our charter documents may have anti-takeover effects that could prevent a change in our control.

    Some of the provisions of our Amended and Restated Certificate of Incorporation and bylaws could make it more difficult for a third party to acquire us, even if a change of control would be beneficial to our stockholders.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    HearMe is exposed to the impact of interest rate changes and changes in the market values of its investments. To date all of the Company's contracts have been denominated in U.S. dollars and have not been subject to foreign currency risks.

Interest Rate Risk

    The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U. S. Government and its agencies and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. HearMe protects and preserves its invested funds by limiting default, market and reinvestment risk.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On May 30, 2001, eFront Media, Inc. filed a complaint against the Company and GameSpy Industries, Inc. in California Superior Court in Orange County alleging breach of written contract and seeking damages of approximately $820,000. The Company was served with a copy of the complaint on June 16, 2001. The contract in question was assigned to GameSpy Industries, Inc. as part of the sale of the Company's Live Communities business unit, which closed on January 19, 2001. The complaint alleges damages for failure to make payments under the contract after the agreement was assigned to GameSpy Industries, Inc. While the Company does not believe that it has breached the contract in question, it has tendered the defense of the matter to GameSpy Industries, Inc. under its indemnity obligations to the Company pursuant to the terms of the Asset Purchase Agreement for the sale of the Live Communities business. GameSpy Industries, Inc. has agreed to defend the Company against this claim and on June 29, 2001, counsel for the Company and GameSpy Industries, Inc. filed an answer to the complaint denying eFront Media Inc.'s allegations.

    In addition, from time to time we have been and expect to continue to be, subject to legal proceedings and claims by third parties, including claims of alleged infringement of third-party trademarks and other intellectual property rights against our licensees or us, or claims related to the Company's dissolution. Third party claims like these, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could materially and adversely affect our business, financial condition, results of operations, cash flows and funds available for distribution in a dissolution.

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

    After deducting the underwriting discounts and commissions and the offering expenses described above, we received net proceeds from the offering of approximately $73,900,000. As of June 30, 2001, $13.8 million of the net proceeds were invested in cash and cash equivalents and short term investments and approximately $60.1 million has been used for working capital and general corporate purposes, including the funding of product development and expansion of its sales and marketing organization. None of our net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company or an affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

10.19	Termination of Lease Agreement dated as of June 29, 2001 by and between Martin CBP Associates, L.P. and HearMe.
  (b)
  Reports on Form 8-K

    On August 1, 2001, the Company filed a report on Form 8-K with respect to Item 5 thereunder.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARME
By:	/s/ JOYCE KESHMIRY Joyce Keshmiry Chief Financial Officer (Principal Accounting and Financial Officer)	Date: August 14, 2001

QuickLinks

HEARME
HEARME CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
HEARME CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
HEARME CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
HEARME NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2001 (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II: OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
Signatures