Form 10-Q
period 2001-09-30
HEARME
filed 2001-11-14
CIK 1078693

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of outstanding shares of the registrant's common stock, $0.00005 par value, was 28,402,181 as of November 14, 2001

HEARME

HEARME
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31, 2000	September 30, 2001	September 30, 2001
			Pro Forma (See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$22,096	$4,900	$4,900
Short-term investments	8,397	2,542	2,542
Accounts receivable, net	3,383	975	190
Note receivable, net	—	2,436	2,436
Interest and other receivables	227	79	79
Prepaid expenses and other current assets	2,404	633	—
Net assets of business held for sale	6,395	—	—
Patents and intellectual property	—	—	1,549

Total current assets	42,902	11,565
Restricted cash	220	7	7
Property and equipment, net	4,905	286	286
Other assets	1,309	—	—

Total assets	$49,336	$11,858	$11,989

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,536	$47	$47
Accrued payroll and related expenses	2,839	1,066	1,088
Accrued expenses	1,246	554	7,106
Accrued expenses relating to restructuring	—	619	619
Accrued expenses relating to sale of business	6,732	—	—
Deferred revenue	1,304	1,261	—
Current portion of notes payable and capital lease obligations	2,468	232	232
Deferred rent	129	109	—

Total current liabilities	16,254	3,888
Capital lease obligation, net of current portion	187	—	—

Total liabilities	16,441	3,888	9,092

Net assets in liquidation			$2,897

Redeemable common stock	1,939	1
Stockholders' equity:
Common stock	1	1
Additional paid-in capital	295,906	292,988
Deferred stock-based compensation	(3,504)	—
Notes receivable from stockholders	(2,487)	(171)
Accumulated deficit	(258,975)	(284,868)
Accumulated other comprehensive income	15	19

Total stockholders' equity	30,956	7,969

Total liabilities, redeemable stock and stockholders' equity	$49,336	$11,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEARME
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
Net revenues	$3,065	$(299)	$10,339	$2,994
Cost of net revenues	445	780	1,341	1,661

Gross profit (loss)	2,620	(1,079)	8,998	1,333

Operating expenses:
Research and development (including retention costs of $0, $0, $0 and $235 and non-cash compensation expense of $204, $118, $603 and $378, respectively)	2,765	1,240	7,521	6,194
Sales and marketing (including retention costs of $0, $441, $0 and $691 and non-cash compensation expense of $98, $58, $294 and $185, respectively)	4,211	1,237	15,418	5,630
General and administrative (including retention costs of $0, $1,310, $0 and $2,084 and non-cash compensation expense of $197, $112, $574 and $360, respectively)	3,220	2,406	9,479	6,447
In-process research and development	—	—	550	—
Amortization of goodwill and intangible assets	12,645	—	28,088	—
Write-down of GameSpy note and investment	—	3,485	—	3,485
Write-down of stockholder notes	—	1,778	—	1,778
Impairment of fixed assets	—	2,862	—	2,862
Restructuring costs	—	—	—	702

Total operating expenses	22,841	13,008	61,056	27,098

Loss from continuing operations	(20,221)	(14,087)	(52,058)	(25,765)
Interest and other income (expense), net	531	(79)	2,544	(129)

Loss from continuing operations	(19,690)	(14,166)	(49,514)	(25,894)
Loss from discontinued operations	(2,071)	—	(7,350)	—

Net loss	$(21,761)	$(14,166)	$(56,864)	$(25,894)

Other comprehensive earnings:
Unrealized gains (losses) on investments	18	12	(603)	4

Comprehensive loss	$(21,743)	$(14,154)	$(57,467)	$(25,890)

Net loss from continuing operations per common share:
Basic and diluted	$(0.71)	$(0.50)	$(1.90)	$(0.91)

Net loss from discontinued operations per common share:
Basic and diluted	$(0.07)	$—	$(0.28)	$—

Net loss per common share:
Basic and diluted	$(0.78)	$(0.50)	$(2.18)	$(0.91)

Weighted average shares outstanding:
Basic and diluted	27,898	28,601	26,036	28,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEARME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2000	2001
Cash flows from operating activities:
Cash used in continuing operating activities	$(25,070)	$(11,906)
Cash used in settlement of expenses of discontinued operations	—	(7,224)

Net cash used in operating activities	(25,070)	(19,130)

Cash flows from investing activities:
Purchase of short-term investments	(13,945)	(9,723)
Proceeds from sale of short-term investments	42,950	15,620
Purchase of long-term investments	(300)	—
Proceeds from disposal of fixed assets	—	105
Proceeds from sale of discontinued operations	—	500
Purchase of certificates of deposit	(50)	(2)
Proceeds from redemption of certificates of deposit	—	215
Payments for AudioTalk acquisition, net of cash acquired of $6,371	(3,629)	—
Acquisition of property and equipment	(4,164)	(127)

Net cash provided by investing activities	20,862	6,588

Cash flows from financing activities:
Principal payments under notes payable and capital lease obligations	(509)	(2,795)
Repurchase of redeemable common stock	(13)	(1,935)
Proceeds from repayment of stockholder notes	106	44
Proceeds from term loan	2,888	—
Proceeds from exercise of common stock options and warrants	437	6
Proceeds from employee stock purchase plan	767	26

Net cash (used in) provided by financing activities	3,676	(4,654)

Net decrease in cash and cash equivalents	(532)	(17,196)
Cash and cash equivalents, beginning of period	28,363	22,096

Cash and cash equivalents, end of period	$27,831	$4,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEARME
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(unaudited)

1. Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 have been included.

    The unaudited condensed consolidated financial statements include those of HearMe (the "Company") and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

    Results for the three months and nine months ended September 30, 2001 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements, the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K/A dated April 24, 2001, as filed with the Securities and Exchange Commission.

    Certain prior year amounts have been reclassified for conformity with current year financial statement presentation.

2. Cessation Of The Business

    On July 30, 2001, the Company announced its decision to pursue an orderly wind down and cessation of the Company's business operations and sale of its assets. On August 10, 2001, the Board of Directors unanimously adopted the Plan of Liquidation and Dissolution (the "Plan"). On October 22, 2001, the stockholders of the Company approved the Plan. The accompanying unaudited condensed consolidated financial statements include adjustments that reflect the effects on the recoverability and classification of assets or the amounts and classification of liabilities of the Company's decision to pursue an orderly wind down.

    As a result of the stockholder approval of the Plan and management's intention to sell the assets of the Company, the liquidation basis of accounting and financial statement presentation will be adopted from October 22, 2001.

    The liquidation basis of accounting requires the Company to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. Additionally, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. The estimated net realizable value of assets represents management's best estimate of the recoverable value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any litigation may have on the value of the assets. The assets are held at their net realizable value until they are sold or liquidated. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value.

    The following unaudited condensed consolidated pro forma balance sheet as of September 30, 2001 has been prepared to present the condensed financial information under the liquidation basis of accounting, assuming that stockholder approval of the Plan of the Company had been granted on September 30, 2001.

    The unaudited pro forma financial information has been derived from the unaudited condensed consolidated balance sheet as of September 30, 2001. The unaudited pro forma financial information and related notes are provided for information purposes only and does not purport to be indicative of the financial position that would have been reported had the events assumed occurred on the date indicated, or purport to be indicative of financial results that may be achieved in the future.

HEARME
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
(Liquidation Basis of Accounting)
September 30, 2001
(unaudited)

	Historical HearMe	Adjustment		Pro Forma HearMe
Assets
Cash and cash equivalents	$4,900	$—		$4,900
Short-term investments	2,542	—		2,542
Accounts receivable, net	975	(785	)(b)	190
Note receivable	2,436	—		2,436
Interest and other receivables	79	—		79
Prepaid expenses	633	(633	)(b)	—
Restricted cash	7	—		7
Property and equipment, net	286	—		286
Patents and intellectual property	—	1,549	(c)	1,549

Total assets	11,858	131		11,989
Liabilities
Accounts payable	47	—		47
Accrued payroll expenses	1,066	22	(b)	1,088
Accrued expenses	554	6,552	(a)	7,106
Accrued restructuring expenses	619	—		619
Deferred revenue	1,261	(1,261	)(b)	—
Notes payable	232	—		232
Deferred rent	109	(109	)(b)	—

Total liabilities	3,888	5,204		9,092

Net assets in liquidation	$7,970	$(5,185)		$2,897

    The pro forma unaudited condensed consolidated balance sheet gives effect to the following pro forma adjustments:

  (a)
  Represents an accrual for estimated future costs to wind down operations and liquidate the Company from October 1, 2001. Such costs include additional insurance, lease termination fees and all other costs associated with winding down the business. Actual results may vary from this estimate.

  (b)
  Adjustments to represent the estimated fair value of assets and liabilities.

  (c)
  Fair value of technology patents and intellectual property expected to be realized from the sale of licenses, patents and other intangibles in October and November 2001.

    Cash proceeds received from October 1, 2001 to November 12, 2001 from the sale of licenses, patents and other intangible assets aggregated $1,287,000. The Company also collected $2,436,000 on the note receivable from GameSpy in October 2001 (see Note 15).

3. Net Loss Per Share

    Historical basic and diluted loss per share are calculated using the average shares of common stock outstanding, reduced for shares subject to repurchase by the Company. Stock options, warrants and unvested common stock are excluded from the calculation of diluted net loss per share since their effect would be antidilutive.

4. Comprehensive Income

    Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. In the three-month periods ended September 30, 2001 and 2000, the Company had unrealized gains on short-term investments of $12,000 and $18,000, respectively, resulting in a total comprehensive loss of $14,154,000 and $21,743,000 in the respective periods. In the nine-month periods ended September 30, 2001 and 2000, the Company had unrealized gains on short-term investments of $4,000 and a unrealized loss of $603,000, respectively, resulting in a total comprehensive loss of $25,890,000 and $57,467,000 in the respective periods.

5. Revenue and Revenue Recognition

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

    During the period ended September 30, 2001, the Company recognized gross revenues of $400,000, and recorded a sales return of $699,000 relating to a customer contract which was cancelled and the software returned during the period.

6. Impairment of Long Lived Assets

    During the three months ended September 30, 2001, as a result of announcing its plan to wind down operations, the Company performed an assessment of the carrying value of its property and equipment. Based upon this review an impairment charge of $2,826,000 was recorded. Any recovery or gain related to these fixed assets will be recognized when it is realized.

7. Notes Receivable from Stockholders

    During the three months ended September 30, 2001, the Company performed an assessment of the carrying value of stockholder notes receivable. Based upon this assessment a write down of $1,778,000 was recorded. Any recovery or gain related to these notes will be recognized when it is realized. The Company intends to continue collection efforts as these notes come due.

8. Discontinued Operations

    On December 13, 2000, the Company signed a definitive agreement to sell its Live Communities business unit ("Live Communities"), including the Mplayer.com voice-enabled Internet games community and affiliated advertising network, to GameSpy Industries, Inc. ("GameSpy"), an online gaming company. The transaction was completed on January 19, 2001, and the Company received $500,000 in cash, a short-term note receivable for $4,521,000 and 2,404,890 shares of GameSpy common stock valued at an aggregate of $1,400,000. On October 8, 2001, the Company entered into a definitive agreement with GameSpy, pursuant to which the Company received a cash payment of $2,436,000 from GameSpy in satisfaction of all amounts due to the Company. In connection with this agreement the Company has agreed to transfer all of the shares of common stock of GameSpy held by the Company to GameSpy or its affiliates. In September 2001, the Company wrote down the GameSpy note and investment by $3,485,000 to their realizable value of $2,436,000.

    The Company may be entitled to additional payments in the event that GameSpy engages in certain material transactions, such as an acquisition, asset sale or equity financing, prior to December 31, 2001.

    Prior periods' financial statements have been restated to reflect the discontinuation of Live Communities, and the anticipated loss on disposition was recorded in 2000.

9. Retention and Restructuring Costs

    On April 23, 2001, the Company announced that it was focusing the business operations to further increase operating efficiencies and address only the most strategic market opportunities. To ensure financial flexibility, the Company outlined its plans to streamline operations with decreased spending in marketing and administrative expenses and a reduction in headcount of about 50 employees. During the three months ended June 30, 2001, the Company recorded a charge of $0.7 million as a result of the announced restructuring plans comprising of $0.1 million of legal costs, $0.2 million of assets to be retired, $0.3 million of severance costs and $0.1 million of costs to terminate agreements early. All of these restructuring costs were paid by September 30, 2001.

    Concurrent with the restructuring, the Company entered into retention agreements with its remaining employees, pursuant to which the employees would receive bonuses aggregating $2.3 million. In addition, notes receivable from certain employees in connection with previous stock option exercises, together with associated interest and tax liabilities, aggregating $2.4 million, would be forgiven. The employees were required to stay through either October 31 or November 30, 2001 in order to earn the bonuses and have their notes forgiven, though these payments would be accelerated assuming the involuntary termination of the employees. As of September 30, 2001, the Company had paid $4,081,000 of the retention costs and has accrued the remaining balance of $619,000, consisting of approximately $136,000 retention to be paid in October and November 2001 and $483,000 for taxes on forgiveness of notes.

    In September 2001, in connection with the liquidation process, the Company entered into additional retention agreements with certain key executives and employees. Among other things, these agreements amended certain arrangements so that the bonus payments would be earned and paid in weekly installments rather than a lump sum. In addition, pursuant to these retention agreements, in the event that more than an aggregate of $1.5 million is available for distribution to stockholders pursuant to the Plan, then certain officers of the Company will be entitled to bonuses equal in the aggregate to 12% of the amount in excess of $1.5 million.

10. Term Loan

    In May 2000, the Company entered into a term loan with a financial institution whereby amounts borrowed under this agreement are collateralized by substantially all the Company's assets, bear interest at the prime rate plus 1 percent and are scheduled to mature in September 2003. On August 2, 2001, the Company paid off the remaining $0.8 million balance on its loan agreement.

11. Commitments and Contingencies

    On May 30, 2001, eFront Media, Inc. filed a complaint against the Company and GameSpy Industries, Inc. in California Superior Court in Orange County alleging breach of written contract and seeking damages of approximately $820,000. The Company was served with a copy of the complaint on June 16, 2001. The contract in question was assigned to GameSpy as part of the sale of the Company's Live Communities business unit, which closed on January 19, 2001. The complaint alleges damages for failure to make payments under the contract after the agreement was assigned to GameSpy. While the Company does not believe that it has breached the contract in question, it has tendered the defense of the matter to GameSpy under GameSpy's indemnity obligations to the Company pursuant to the terms of the Asset Purchase Agreement for the sale of the Live Communities business. GameSpy has agreed to defend and indemnify the Company against this claim and on June 29, 2001, counsel for the Company and GameSpy filed an answer to the complaint denying eFront Media Inc.'s allegations. As the litigation is in an initial stage, we are not able at this time to estimate the possibility of loss or range of loss, if any that might result. While the outcome of this claim cannot be predict with certainty, the Company does not believe that the outcome will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

    On June 29, 2001, the Company terminated the lease of one of its office facilities. The remaining operating lease agreements expire through 2005. The Company is in negotiations with its leaseholders on the remaining operating lease agreements for an early termination of the leases, concurrent with a search for a suitable sub-lease tenant for its office facilities.

12. Recent Accounting Pronouncements

FAS 143

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset's retirement costs are to be capitalized as part of the asset's carrying amount and subsequently allocated to expense over the asset's useful life. The Company believes that the adoption of SFAS No.143 will not have a significant impact on its financial statements.

FAS 144

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Statement develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues. The Company believes that the adoption of SFAS No.144 will not have a significant impact on its financial statements.

13. Listing and Trading of the Company's Common Stock

    On July 10, 2001, the Company received a Nasdaq Staff Determination letter indicating that it had failed to comply with the minimum bid price requirement for continued listing on the Nasdaq National Market (Nasdaq Marketplace Rule 4450 (a)(5)). In response, HearMe requested a hearing before the Nasdaq Listing Qualifications Panel to appeal the Staff Determination. As part of this effort, HearMe asked the Panel to review the Staff Determination based on the Company's plan to achieve compliance with the minimum bid listing requirement through a 1-for-10 reverse stock split that the Company had intended to submit to a vote of the stockholders at its Annual Meeting originally scheduled to be held on July 31, 2001. On July 31, 2001, the Annual Meeting was adjourned until August 30, 2001 due to the Company's July 30, 2001 announcement that it intended to pursue an orderly wind down and cessation of the Company's business operations and sale of its assets. On August 14, 2001, following the Company's announcement of the election not to pursue the 1-for-10 reverse stock split that the Company previously proposed to submit for stockholder approval and withdrawal of the Company's request for review of a NASD staff determination to discontinue trading of the common stock on the Nasdaq National Market, the common stock was delisted from the Nasdaq National Market. On August 15, 2001, the common stock commenced trading on the NASD's Over-the-Counter ("OTC") Bulletin Board.

    The Board of Directors has determined that its Final Record Date will be on or about November 26, 2001. On the Final Record Date, the Company will file a Certificate of Dissolution with the Secretary of State of Delaware, and the Company's shares will cease trading on the NASD's OTC Bulletin Board. The Company will close its stock transfer books on the Final Record Date.

14. Termination of Certain Employee Benefit Plans

    On September 10, 2001, the Board of Directors of the Company terminated the Company's 401(k) Retirement Plan, effective September 15, 2001.

    On September 25, 2001, the Board of Directors of the Company terminated the Company's 1999 Stock Purchase Plan and the Section 125 Flexible Spending Account Plan, both effective September 30, 2001.

    On November 26, 2001, the Company's 1999 Employee Stock Option Plan will terminate when the Certificate of Dissolution with the Secretary of the State of Delaware is filed.

15. Subsequent Events

    On October 8, 2001, the Company entered into a definitive agreement with GameSpy, pursuant to which the Company has received a cash payment of $2,436,000 from GameSpy in satisfaction of all amounts due to the Company from GameSpy in connection with a note receivable and an agreement between the parties. In connection with this agreement, the Company has agreed to transfer all of the shares of common stock of GameSpy held by the Company to GameSpy or its affiliates. In September 2001, the Company wrote down the GameSpy note and investment by $3,485,000 to their realizable value of $2,436,000. The Company may be entitled to additional payments in the event that GameSpy engages in certain material transactions, such as an acquisition, asset sale or equity financing, prior to December 31, 2001.

    As described in Note 2, on October 22, 2001, the stockholders of the Company approved the Plan of Liquidation and Dissolution.

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

Overview

    HearMe was a provider of VoIP application technologies that deliver increased productivity and flexibility in communication via next generation communications networks. We were incorporated and commenced operations in January 1995. From inception through September 1996, our activities primarily consisted of recruiting employees and raising capital, performing product and technology development, engaging in marketing activities and negotiating strategic relationships. In April 1999, we commenced licensing of our real-time interactive voice-enabled technology.

    Until January 19, 2001,the Company generated our revenues from two business units, Technology Products (formerly known as Mpath Foundation) and Live Communities. On December 20, 2000, we announced that we had signed a definitive agreement to divest the Live Communities business unit, including the Mplayer.com service and the affiliated advertising network, to GameSpy Industries, Inc., an online games company. The sale of the business unit closed on January 19, 2001. As a result of the divestiture, the condensed consolidated financial statements have been restated to present the results of the Live Communities business as discontinued operations since inception.

    In April 2001, the Company announced that HearMe was focusing its business operations to further increase-operating efficiencies and address only the most strategic market opportunities.

    On July 30, 2001, the Company announced its decision to pursue an orderly wind down and cessation of the Company's business operations and sale of its assets. The Board of Directors and Management were engaged in a concerted effort for the preceding several months to explore various strategic alternatives for the future of the Company, including its sale. The Company contacted over 30 prospects, of which the Company met with 15. These efforts did not result in the identification of a party that was prepared to provide capital or acquire the Company. The Board of Directors concluded that an orderly wind down of the Company was the course of action that would most likely offer the highest return to stockholders and that to continue operations of the business would reduce assets and cash that may ultimately be returned to the stockholders. However, no assurance can be given that the Company will be successful in pursuing a sale of its assets, or that an orderly winding-down of the Company's operations would actually increase stockholder value or result in any remaining capital for distribution to stockholders. Moreover, the timing of any possible distribution is uncertain. The Company may not be able to find qualified buyers for its assets. Furthermore, because many of the Company's assets, particularly its intellectual property, will decline in value over time, the Company may not be able to consummate the sale of these assets in time to generate meaningful value. The Company has recognized little or no revenue following this announcement, other than revenue recognized from the licensing of source code and the sale of any assets. The Company may not be able to negotiate a settlement of all of its obligations to creditors. These include, without limitation, long term contractual obligations associated with facilities leases and business agreements with third parties.

    On July 10, 2001, the Company received a Nasdaq Staff Determination letter indicating that it had failed to comply with the minimum bid price requirement for continued listing on the Nasdaq National Market (Nasdaq Marketplace Rule 4450 (a)(5)). In response, HearMe initially requested a hearing before the Nasdaq Listing Qualifications Panel to appeal the Staff Determination based on the Company's plan to achieve compliance with the minimum bid listing requirement through a 1-for-10 reverse stock split.

    On August 10, 2001, the Board of Directors unanimously adopted the Plan of Liquidation and Dissolution ("Plan").

    On August 13, 2001, the Company announced that it was canceling its plans concerning a 10-for-1 reverse stock split in light of its decision to pursue an orderly wind down and cessation of the Company's business operations. In addition, the Company withdrew its appeal of the Nasdaq staff's determination that the Company has failed to comply with the minimum bid price required for continued listing on the Nasdaq National Market. On August 14, 2001, following this announcement, trading of the common stock on the Nasdaq National Market stopped and on August 15, 2001, the common stock commenced trading on the NASD's Over-the-Counter ("OTC") Bulletin Board.

    On October 22, 2001, the stockholders of the Company approved the Plan.

    The Company had previously derived revenues from licensing fees for technology, including VoiceSERVER and SoftPHONE products. These products were priced based upon the number of ports, or seats licensed. Through fiscal 2000, the Company also derived revenue from other real-time interactive products and related services. The Company also derived incremental revenues from professional services, maintenance and upgrade fees. The Company recognized product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. For contracts with multiple obligations (e.g., maintenance, unspecified upgrades), the Company allocated revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company, or for products not being sold separately, the price established by management. The Company recognized revenue allocated to maintenance fees for ongoing customer support and unspecified upgrades ratably over the period of the maintenance contract or upgrade period.

    Cost of net revenues consists primarily of network operating expenses in connection with its customer support network.

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

    Following the sale of the Company's assets and satisfaction of its obligations, the Company intends to make liquidating distributions to its stockholders of net available assets. Although significant uncertainties remain as to the precise net realizable value of the Company's assets and the ultimate settlement amount of certain liabilities, based on information currently available to the Company, assuming no unanticipated claims or adverse events, the Company expects to be in a position to make an initial distribution to its stockholders of approximately $0.10 per share. Due to these uncertainties, however, it is possible that the actual amount of such distribution could be significantly less than $0.10 per share, or even zero.

    The Company anticipates making an initial distribution to stockholders prior to the end of 2001, although it is possible that this initial distribution will occur in 2002. Additional distributions may be made over the subsequent three-year period, either to the Company stockholders or to a liquidating trust. All distributions will be made to stockholders of record based on their respective holdings as of the Final Record Date.

Results of Operations

  Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

    Net revenues.  Net revenues decreased from $3.1 million for the period ended September 30, 2000 to $(0.3) million for the period ended September 30, 2001. The majority of our revenues were derived from licensing our VoiceSERVER platform, maintenance fees recognized on these and prior licensing deals and licensing of discontinued product lines. During the period ended September 30, 2001, we recorded gross revenues of $0.4 million, but recorded a sales return of $0.7 million relating to a customer contract which was cancelled and the software returned during the period. With the Company's approved Plan, revenues will no longer be recorded after October 22, 2001. Subsequent to September 30, 2001, the Company has sold or upgraded licenses and sold patents and other intangible assets to 16 customers. The value that is expected to be realized from the sale of licenses, patents and other intangibles is represented by the fair value presentation of such assets in the pro forma balance sheet included elsewhere herein.

    Cost of net revenues.  Our cost of net revenues was $0.8 million for the period ended September 30, 2001 as compared to $0.4 million for the period ended September 30, 2000. Cost of net revenues consists primarily of network operating expenses in conjunction with providing hosting services to certain customers. The increase in cost of revenues resulted from the write-off of maintenance and software license contracts that will no longer be utilized by the Company due to its wind down. With the Company's approved Plan, cost of net revenues will no longer be recorded after October 22, 2001. The estimated future costs that will be incurred are included in the estimated future costs during the period of liquidation as adjusted in the pro forma balance sheet included elsewhere herein.

    Research and development.  Research and development expenses were $1.2 million for the period ended September 30, 2001 compared to $2.8 million for the period ended September 30, 2000. Research and development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of HearMe's VoIP technology. The decrease in research and development expenses was primarily due to a decrease in salary expense in 2001 as the Company reduced the size of the engineering team as part of the restructuring effort announced in April 2001. With the Company's approved Plan, research and development expenses will no longer be recorded after October 22, 2001. The estimated future costs that is expected to be incurred are included in the estimated future costs during the period of liquidation as adjusted in the pro forma balance sheet included elsewhere herein.

    Sales and marketing.  Sales and marketing expenses were $1.2 million for the period ended September 30, 2001 compared to $4.2 million for the period ended September 30, 2000. Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation and employee-related expenses, sales commission and travel costs. Sales and marketing expenses decreased in the period ended September 30, 2001 as compared to the period ended September 30, 2000 primarily due to the outbound advertising and marketing campaigns that were developed and run during the early part of Fiscal 2000 to promote our technology products. The absolute decrease in sales and marketing expenses was due to the discontinuation of the branding campaign in Fiscal 2000 and to a decrease in headcount in product marketing. With the Company's approved Plan, sales and marketing expenses will no longer be recorded after October 22, 2001. The estimated future costs that are expected to be incurred are included in the estimated future costs during the period of liquidation as adjusted in the pro forma balance sheet included elsewhere herein.

    General and administrative.  General and administrative expenses were $2.4 million for the period ended September 30, 2001 compared to $3.2 million for the period ended September 30, 2000. General and administrative costs decreased primarily as a result of a lower headcount and lower fees for professional services as a result of the restructuring to a smaller organization as announced in April 2001. With the Company's approved Plan, general and administrative expenses will no longer be recorded after October 22, 2001. The estimated future costs that are expected to be incurred are included in the estimated future costs during the period of liquidation as adjusted in the pro forma balance sheet included elsewhere herein.

    Amortization of intangibles.  As part of the AudioTalk and Resounding acquisitions, we recorded amortization of intangible assets consisting primarily of goodwill in the amount of $12.6 million for the period ended September 30, 2000, together with the write-off of in-process research and development relating to the AudioTalk acquisition of $550,000. There was no amortization of goodwill or intangibles during the period ended September 30, 2001 as the balances had been written off as impaired in a previous period.

    Write-down of GameSpy Assets.  On January 19, 2001, the Company completed the sale of our Live Communities business unit, including the Mplayer.com voice-enabled Internet site and the affiliated advertising network, to GameSpy Industries. Consideration for the sale consisted of $500,000 in cash, a short-term note receivable for $4,521,000 and 2,404,890 shares of GameSpy common stock, valued at $1,400,000. On October 8, 2001, the Company entered into a definitive agreement with GameSpy, pursuant to which the Company has received a cash payment of $2,436,000 from GameSpy in satisfaction of all amounts due to the Company. In connection with this agreement, the Company has agreed to transfer all of the shares of common stock of GameSpy held by the Company to GameSpy or its affiliates. The Company may be entitled to additional payments in the event that GameSpy engages in certain material transactions, such as an acquisition, asset sale or equity financing, prior to December 31, 2001. In September 2001, the Company wrote down the GameSpy note and investment by $3,485,000 to their realizable value of $2,436,000.

    Write-down of Stockholder Notes.  During the three months ended September 30, 2001, the Company performed an assessment of the carrying value of stockholder notes. Based upon this review a write down of $1,778,000 was recorded. Any recovery or gain related to these notes will be recognized when it is realized. The Company intends to continue collection efforts as these notes come due.

    Impairment of Fixed Assets.  During the three months ended September 30, 2001, the Company performed an assessment of the carrying value of its property and equipment. Based upon this review a write down of $2,826,000 was recorded. Any recovery or gain related to these fixed assets will be recognized when it is realized.

    Interest and other income (expense), net.  Interest and other income (expense), net includes interest income earned on the short-term investment of cash offset by interest expense primarily related to capital lease and debt obligations.

  Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

    Net revenues.  Net revenues decreased from $10.3 million for the nine-month period ended September 30, 2000 to $3.0 million for the nine-month period ended September 30, 2001. The majority of the Company's revenues were derived from licensing our VoiceSERVER platform and maintenance fees recognized on these and prior licensing deals. During the nine-months ended September 30, 2001, we closed deals with 13 new customers. With the Company's approved Plan, revenues will no longer be recorded after October 22, 2001. Subsequent to September 30, 2001, the Company has sold or upgraded licenses and sold patents and other intangible assets to 16 customers. The value that is expected to be realized from the sale of licenses, patents and other intangibles is represented by the fair value presentation of such assets in the pro forma balance sheet included elsewhere herein.

    Cost of net revenues.  Our cost of net revenues was $1.7 million for the nine-month period ended September 30, 2001 as compared to $1.3 million for the nine-month period ended September 30, 2000. Cost of net revenues consists primarily of network operating expenses in conjunction with providing hosting to certain customers. The flattening in cost of revenues relative to increase in customer base was attributable to the Company's move towards licensing our software to customers and third-party service providers who then host customers requiring support services. With the Company's approved Plan, cost of net revenues will no longer be recorded after October 22, 2001. The estimated future costs that will be incurred are included in the estimated future costs during the period of liquidation as adjusted in the pro forma balance sheet included elsewhere herein.

    Research and development.  Research and development expenses were $6.2 million for the nine-month period ended September 30, 2001 compared to $7.5 million for the nine-month period ended September 30, 2000. Research and development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of HearMe's VoIP technology. The decrease in research and development expenses was primarily due to a decrease in salary expense in 2001 as we reduced the size of the engineering team as part of the restructuring effort announced in April 2001. With the Company's approved Plan, research and development expenses will no longer be recorded after October 22, 2001. The estimated future costs that are expected to be incurred are included in the estimated future costs during the period of liquidation as adjusted in the pro forma balance sheet included elsewhere herein.

    Sales and marketing.  Sales and marketing expenses were $5.6 million for the nine-month period ended September 30, 2001 compared to $15.4 million for the nine-month period ended September 30, 2000. Sales and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation and employee-related expenses, sales commission and travel costs. Sales and marketing expenses decreased as a percentage of net revenues in the nine-month period ended September 30, 2001 as compared to the nine-month period ended September 30, 2000 primarily due to the outbound advertising and marketing campaigns that were developed and ran during the early part of Fiscal 2000 to promote our technology products. The absolute decrease in sales and marketing expenses was due to the discontinuation of the branding campaign in Fiscal 2000 and to a decrease in headcount in product marketing. With the Company's approved Plan, sales and marketing expenses will no longer be recorded after October 22, 2001. The estimated future costs that are expected to be incurred are included in the estimated future costs during the period of liquidation as adjusted in the pro forma balance sheet included elsewhere herein.

    General and administrative.  General and administrative expenses were $6.4 million for the nine-month period ended September 30, 2001 compared to $9.5 million for the nine-month period ended September 30, 2000. General and administrative costs decreased primarily as a result of a lower headcount and lower fees for professional services as a result of the restructuring to a smaller organization as announced in April 2001. With the Company's approved Plan, general and administrative expenses will no longer be recorded after October 22, 2001. The estimated future costs that are expected to be incurred are included in the estimated future costs during the period of liquidation as adjusted in the pro forma balance sheet included elsewhere herein.

    Amortization of intangibles.  As part of the AudioTalk and Resounding acquisitions, we recorded amortization of intangible assets consisting primarily of goodwill in the amount of $28.1 million for the period ended September 30, 2000, together with the write-off of in-process research and development relating to the AudioTalk acquisition of $550,000. There was no amortization of goodwill or intangibles during the period ended September 30, 2001 as the balances had been written off as impaired in a previous period.

    Write-down of GameSpy Assets.  On January 19, 2001, we completed the sale of our Live Communities business unit, including the Mplayer.com voice-enabled Internet site and the affiliated advertising network, to GameSpy Industries. Consideration for the sale consisted of $500,000 in cash, a short-term note receivable for $4,521,000 and 2,404,890 shares of GameSpy common stock, valued at $1,400,000. On October 8, 2001, the Company entered into a definitive agreement with GameSpy, pursuant to which the Company has received a cash payment of $2,436,000 from GameSpy in satisfaction of all amounts due to the Company from GameSpy pursuant to a note receivable and an agreement between the parties. In connection with this agreement, the Company has agreed to transfer all of the shares of common stock of GameSpy held by the Company to GameSpy or its affiliates. The Company may be entitled to additional payments in the event that GameSpy engages in certain material transactions, such as an acquisition, asset sale or equity financing, prior to December 31, 2001. In September 2001, the Company wrote down the GameSpy note and investment by $3,485,000 to their realizable value of $2,436,000.

    Write-down of Stockholder Notes.  During the nine months ended September 30, 2001, the Company performed an assessment of the carrying value of stockholder notes. Based upon this review a write down of $1,778,000 was recorded. Any recovery or gain related to these notes will be recognized when it is realized. The Company intends to continue collection efforts as these notes come due.

    Restructuring Costs.  On April 23, 2001, the Company announced that it was focusing the business operations to further increase-operating efficiencies and address only the most strategic market opportunities. To ensure financial flexibility, the Company announced its plans to streamline operations with decreased spending in marketing and administrative expenses and a reduction in headcount of about 50 employees. During the nine-months ended September 30, 2001, the Company recorded a charge of $0.7 million of expenses for termination of leases and legal cost associated with the restructuring.

    Interest and other income (expense), net.  Interest and other income (expense), net includes interest income earned on the short-term investment of cash offset by a write-off of certain of the Company's long-term investments and interest expense primarily related to capital lease and debt obligations.

Liquidity and Capital Resources

    HearMe invests excess cash in debt instruments that are highly liquid, of high-quality investment grade and predominantly have maturities of less than one year with the objective of making such funds readily available for operating purposes. At September 30, 2001, the Company had cash and cash equivalents and investments in marketable debt securities totaling $7.4 million compared to $30.5 million at December 31, 2000. Subsequent to September 30, 2001, the Company converted all short-term investments into cash equivalents.

    Net cash used in operating activities was $19.1 million for the nine-month period ended September 30, 2001 compared to $25.1 million for the period ended September 30, 2001. Net cash used in operating activities was primarily a result of funding ongoing operations of our research and development and sales and marketing efforts and the payment of liabilities of $7.2 million incurred by the divestiture of the Live Communities business unit and $3.4 million as payment for retention packages. For the period ended September 30, 2000, net cash used in operating activities was primarily a result of funding ongoing operations.

    Net cash provided by investing activities was $6.6 million for the nine-month period ended September 30, 2001 compared to $20.9 million for the period ended September 30, 2000. Amounts provided in 2001 were primarily from the net sale of short-term investments offset by capital expenditures, which have generally been comprised of purchases of computer hardware and software.

Amounts provided in 2000 were primarily from the net sale of short-term investments offset by payments for the AudioTalk acquisition and purchases of property and capital equipment.

    Net cash provided in financing activities for the nine-month period ended September 30, 2001 was $4.7 million as compared to $3.7 million for the period ended September 30, 2000. The major use of cash in financing activities during the period ended September 30, 2001 was for payments on the term loan of $2.8 million as a result of the sale of Live Communities to GameSpy and $1.9 million for the repurchase of redeemable common stock subject to put rights. In May 2000, the Company entered into a term loan with a financial institution and initially drew down funds of $2.9 million under this agreement. This amount was repaid during 2001.

    On April 23, 2001, the Company announced that it was focusing business operations to further increase operating efficiencies and address only the most strategic market opportunities. To ensure financial flexibility, the Company announced its plans to streamline operations with decreased spending in marketing and administrative expenses and a reduction in headcount of about 50 employees. During the nine months ended September 30, 2001, the Company recorded a charge of $1.0 million as a result of the announced restructuring plans comprising $0.1 million of legal costs, $0.2 million of assets to be retired, $0.6 million of severance costs and $0.1 million of costs to terminate agreements early. The severance costs were paid in April 2001 and the remaining costs were paid by September 30, 2001.

    Concurrent with the restructuring, the Company entered into retention agreements with its remaining employees, pursuant to which the employees would receive bonuses aggregating $2.3 million. In addition, notes receivable from certain employees in connection with previous stock exercises, together with associated interest and tax liabilities, aggregating $2.4 million, would be forgiven. The employees were required to stay through either October 31 or November 30, 2001 in order to earn the bonuses and have their notes forgiven, though these payments were in the most part accelerated due to involuntary termination of the employee. As of September 30, 2001, the Company has paid the majority of this cost and has accrued approximately $619,000 of the remaining portion of the retention bonuses earned and the notes receivable forgiven during the period.

    As discussed previously, the Company announced its decision to pursue an orderly wind down and cessation of the Company's business operations and sale of its assets, which has accelerated the payment of retention bonuses under the retention agreements for the majority of the employees and caused a portion of the remaining outstanding notes receivable to be forgiven. In September 2001, in connection with the liquidation process, the Company entered into additional retention agreements with certain key executives and employees. Among other things, these agreements amended certain arrangements so that the bonus payments would be earned and paid in weekly installments rather than a lump sum. In addition, pursuant to these retention agreements, in the event that more than an aggregate of $1.5 million is available for distribution to stockholders pursuant to the Plan of Liquidation and Dissolution, then certain officers of the Company will be entitled to bonuses equal in the aggregate to 12% of the amount in excess of $1.5 million.

    The Company has incurred significant losses since inception. In the period ended September 30, 2001, the Company incurred losses from continuing operations of $14.2 million and used $11.9 million of cash in its continuing operating activities. With the Company's announced plans to wind down normal business operations, we cannot estimate the level of these losses in future periods.

Certain Business Risks

    The Company has announced its intent to wind down its business and may not be able to generate meaningful cash, or any cash, which could be returned to stockholders.

    On July 30, 2001, the Company announced its decision to pursue an orderly wind down and cessation of the Company's business operations and sale of its assets. Prior to making that decision, the

Board of Directors and management had engaged in a concerted effort months to explore various strategic alternatives for the future of the Company, including its sale. The Company contacted over 30 prospects, of which the Company met with at least 15. These efforts did not result in the identification of a party that was prepared to provide capital or acquire the Company. The Board of Directors there-fore concluded that the orderly wind down of the Company was the course of action that most likely offered the highest return to stockholders and that to continue operations of the business would reduce assets and cash that may ultimately be returned to the stockholders. In this regard, both the Board of Directors and stockholders have approved the Plan. However, no assurance can be given that the Company will be successful in pursuing a sale of its assets, or that an orderly winding-down of the Company's operations would actually increase stockholder value or result in any remaining capital for distribution to stockholders. Moreover, the timing of any possible distribution is uncertain. The Company may not be able to find qualified buyers for its assets. Furthermore, because many of the Company's assets, particularly its intellectual property, will decline in value over time, the Company may not be able to consummate the sale of these assets in time to generate meaningful value. The Company had recognized little or no revenue following this announcement, other than revenue recognized from the licensing of source code and the sale of any assets. The Company may not be able to negotiate a settlement of all of its obligations to creditors. These include, without limitation, long term contractual obligations associated with facilities leases and business agreements with third parties. Estimated reserves for future costs during liquidation are expected to be approximately $6.6 million.

    Stockholders may not receive any distributions as part of the Company's wind down. Furthermore, if the Company's contingency reserve, established upon dissolution, is inadequate to cover expenses and liabilities, stockholders may be liable to creditors of the Company for amounts previously received.

    A Certificate of Dissolution will be filed with the State of Delaware dissolving the Company. Pursuant to the Delaware General Corporation Law on or about November 26, 2001, the Company will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against it and enabling the Company gradually to close its business, to dispose of its property, to discharge its liabilities and to distribute to its stockholders any remaining assets. The Company will establish a contingency reserve for payment of its expenses and liabilities during this three-year period. Under the Delaware General Corporate Law, in the event the contingency reserve created by the Company is inadequate for payment of its expenses and liabilities during this three-year period, each stockholder could be held liable for payment to the Company's creditors of such stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited to the amounts previously received by such stockholder from the Company (and from any liquidating trust or trusts) as distributions. Accordingly, in such event a stockholder could be required to return all such distributions previously made to such stockholder. In such event, a stockholder could receive nothing from the Company. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve established by the Company will be adequate to cover any expenses and liabilities.

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

    The Company has determined that it's Final Record Date will be on or about November 26, 2001, on which date the Company shall determine the proportionate interest of each stockholder and after which it will be unable to record transfers of common stock on the Company's books.

    The Company intends to close its stock transfer books and discontinue recording transfers of common stock at the close of business on or about November 26, 2001, and will file the Certificate of Dissolution. Thereafter, certificates representing the common stock will not be assignable or transferable on the books of the Company except by will, intestate succession or operation of law. The proportionate interests of all of the stockholders of the Company will be fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after the final record date, any distributions made by the Company shall be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on the books of the Company as a result of any assignments by will, intestate succession or operation of law.

    The Company's common stock has been delisted from the Nasdaq Stock Market.

    On August 14, 2001, the common stock was delisted from the Nasdaq National Market, due to its low trading price per share. With this delisting, the ability of stockholders to buy and sell shares may be materially impaired. On August 15, 2001, the common stock commenced trading on the NASD's Over-the-Counter ("OTC") Bulletin Board.

    After the Company's wind down there may be no cash to distribute to the Company's stockholders and if there is cash to distribute, the timing of any such distribution is uncertain.

    Although the Board of Directors has not established a firm timetable for distributions to stockholders, the Board of Directors intends, subject to contingencies inherent in winding up the Company's business, to make such distributions as promptly as practicable. The liquidation is expected to be concluded prior to the third anniversary of the filing of the Certificate of Dissolution in Delaware by a final liquidating distribution either directly to the stockholders or to a liquidating trust. The proportionate interests of all of the stockholders of the Company will be fixed on the basis of their respective stock holdings at the close of business on the final record date, to be on or about November 26, 2001, and after such date, any distributions made by the Company shall be made solely to stockholders of record on the close of business on the final record date, except to reflect permitted transfers. The Board of Directors is, however, currently unable to predict the precise nature, amount or timing of this distribution or any other distributions pursuant to the Company's wind down. The actual nature, amount and timing of all distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Company's ability to convert its remaining assets into cash.

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

    Stockholder approval of the Company's wind down plan constitutes approval of any sale of assets of the Company. Sales of the Company's assets will be made on such terms as are approved by the

Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which the Company will be able to sell its various assets will depend largely on factors beyond the Company's control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, United States and foreign regulatory approvals, public market perceptions, and limitations on transferability of certain assets. In addition, the Company may not obtain as high a price for a particular asset as it might secure if the Company were not in liquidation.

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

    The Company has certain current and future obligations to creditors. These include, without limitation, long term contractual obligations associated with facilities leases and business agreements with customers and other third parties. As part of the wind down process, the Company has attempted to settle those long-term obligations with its creditors. The Company cannot guarantee that it will be able to settle such obligations with each creditor. If the Company is unable to reach an agreement with a creditor concerning a long-term obligation, that creditor may choose to bring a lawsuit against the Company. Such litigation could delay or even prevent the Company from completing its intended wind down plan. Moreover, amounts required to settle such long-term obligations will reduce the amount of remaining capital available for any distribution to stockholders.

    The Company will continue to incur the expenses of complying with public company reporting requirements.

    We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, we intend to, after filing our Certificate of Dissolution, seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act. We anticipate that, if such relief were granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission might require. However, there can be no assurances that such relief will be granted.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On May 30, 2001, eFront Media, Inc. filed a complaint against the Company and GameSpy Industries, Inc. in California Superior Court in Orange County alleging breach of written contract and seeking damages of approximately $820,000. The Company was served with a copy of the complaint on June 16, 2001. The contract in question was assigned to GameSpy Industries, Inc. as part of the sale of the Company's Live Communities business unit, which closed on January 19, 2001. The complaint alleges damages for failure to make payments under the contract after the agreement was assigned to GameSpy Industries, Inc. While the Company does not believe that it has breached the contract in question, it has tendered the defense of the matter to GameSpy Industries, Inc. under its indemnity obligations to the Company pursuant to the terms of the Asset Purchase Agreement for the sale of the Live Communities business. GameSpy Industries, Inc. has agreed to defend and indemnify the Company against this claim and on June 29, 2001, counsel for the Company and GameSpy Industries, Inc. filed an answer to the complaint denying eFront Media Inc.'s allegations. As the litigation is in an initial stage, we are not able at this time to estimate the possibility of loss or range of loss, if any that might result. While the outcome of this claim cannot be predict with certainty, the Company does not believe that the outcome will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

    After deducting the underwriting discounts and commissions and the offering expenses described above, we received net proceeds from the offering of approximately $73,900,000. As of September 30, 2001, $7.4 million of the net proceeds were invested in cash and cash equivalents and short term investments and approximately $66.5 million has been used for working capital and general corporate purposes, including the funding of product development and expansion of its sales and marketing organization. None of our net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company or an affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At our Annual Meeting of Stockholders held on October 22, 2001, the following proposals were adopted by the margins indicated below. There were 28,820,813 shares of common stock entitled to vote at the meeting and a total of 23,443,335 shares were present in person or by proxy.

  1.
  Approval and Adoption of Plan of Liquidation and Dissolution.

	Number of Shares
In Favor	Withheld	Abstain
15,161,620	513,174	264,877
  2.
  To elect a Board of Directors to hold office until their successors are elected and qualified.

	Number of Shares
	In Favor	Withheld
Paul Matteucci	22,000,927	1,442,408
Brian Apgar	22,243,858	1,199,477
James Schmidt	22,917,611	525,724
Robert Csongor	21,959,624	1,483,711
William McCall	22,955,483	487,852
Jeremy Verba	21,961,868	1,481,467

  3.
  To authorize the appointment of PricewaterhouseCoopers, LLP as our independent auditors for the fiscal year ending December 31, 2001.

	Number of Shares
In Favor	Withheld	Abstain
23,131,418	175,352	136,565

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

2.4	Plan of Liquidation and Dissolution (incorporated by reference to Appendix A of the Company's definitive proxy statement as filed with the Securities and Exchange Commission on August 31, 2001).
10.20	Settlement Agreement with GameSpy, dated October 8, 2001.
10.21	Letter Agreement with Greg Mrva dated September 13, 2001.
10.22	Letter Agreement with James Schmidt dated September 20, 2001.
10.23	Letter Agreement with John Theodorakis dated September 10, 2001.
10.24	Letter Agreement with Mike Cottle dated September 10, 2001.
10.25	Letter Agreement with Joyce Keshmiry dated September 10, 2001.
10.26	Letter Agreement with James Schmidt dated June 19, 2001.
10.27	Letter Agreement with Greg Mrva data June 19, 2001.
10.28	Letter Agreement with Mike Cottle dated June 19, 2001.
10.29	Letter Agreement with Joyce Keshmiry dated May 8, 2001.
10.30	Letter Agreement with John Theodorakis dated May 8, 2001.
10.31	Letter Agreement with Robert Csongor dated June 19, 2001
10.32	Letter Agreement with Linda Palmor dated June 19, 2001
10.33	Letter Agreement with Frank Chu dated June 19, 2001
  (b)
  Reports on Form 8-K

    On August 16, 2001, the Company filed a report on Form 8-K with respect to the withdrawal of its appeal of the delisting of its common stock from the Nasdaq National Market and the eligibility of its common stock for trading on the OTC Bulletin Board.

    On September 14, 2001, the Company filed a report on Form 8-K with respect to additional retention agreements with the officers of HearMe.

    On October 30, 2001, the Company filed a report on Form 8-K with respect to approval by the stockholders of the Plan of Liquidation and Dissolution.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARME
By:	/s/ JOYCE KESHMIRY Joyce Keshmiry Chief Financial Officer (Principal Accounting and Financial Officer)	Date: November 14, 2001

QuickLinks

HEARME CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
HEARME CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
HEARME CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
HEARME NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2001 (unaudited)
HEARME PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET (Liquidation Basis of Accounting) September 30, 2001 (unaudited)