Form 10-Q/A
period 2001-09-30
HEARME
filed 2001-11-14
CIK 1078693

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

    The following unaudited pro forma financial information as of September 30, 2001 has been prepared to present the unaudited condensed consolidated balance sheet under the liquidation basis of accounting, assuming that stockholder approval of the Plan had been granted on September 30, 2001.

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

HEARME
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
(Liquidation Basis of Accounting)
September 30, 2001
(unaudited)

	Historical HearMe	Adjustments		Pro Forma HearMe
Assets
Cash and cash equivalents	$4,900	$—		$4,900
Short-term investments	2,542	—		2,542
Accounts receivable, net	975	(785	)(b)	190
Note receivable	2,436	—		2,436
Interest and other receivables	79	—		79
Prepaid expenses	633	(633	)(b)	—
Restricted cash	7	—		7
Property and equipment, net	286	—		286
Patents and intellectual property	—	1,549	(c)	1,549

Total assets	11,858	131		11,989

Liabilities
Accounts payable	47	—		47
Accrued payroll expenses	1,066	22	(b)	1,088
Accrued expenses	554	6,552	(a)	7,106
Accrued restructuring expenses	619	—		619
Deferred revenue	1,261	(1,261	)(b)	—
Notes payable	232	—		232
Deferred rent	109	(109	)(b)	—

Total liabilities	3,888	5,204		9,092

Net assets in liquidation	$7,970	$(5,073)		$2,897

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

6. Impairment of Long Lived Assets

    During the three months ended September 30, 2001, as a result of announcing its plan to wind down operations, the Company performed an assessment of the carrying value of its property and equipment. Based upon this assessment an impairment charge of $2,826,000 was recorded. Any recovery or gain related to these fixed assets will be recognized when it is realized.

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

    Write-down of GameSpy Assets.  On January 19, 2001, the Company completed the sale of our Live Communities business unit, including the Mplayer.com voice-enabled Internet site and the affiliated advertising network, to GameSpy Industries, Inc. ("GameSpy"), an online gaming company. Consideration for the sale consisted of $500,000 in cash, a short-term note receivable for $4,521,000 and 2,404,890 shares of GameSpy common stock, valued at $1,400,000. On October 8, 2001, the Company entered into a definitive agreement with GameSpy, pursuant to which the Company has received a cash payment of $2,436,000 from GameSpy in satisfaction of all amounts due to the Company. In connection with this agreement, the Company has agreed to transfer all of the shares of common stock of GameSpy held by the Company to GameSpy or its affiliates. The Company may be entitled to additional payments in the event that GameSpy engages in certain material transactions, such as an acquisition, asset sale or equity financing, prior to December 31, 2001. In September 2001, the Company wrote down the GameSpy note and investment by $3,485,000 to their realizable value of $2,436,000.

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

    Interest and other income (expense), net.  Interest and other income (expense), net includes interest income earned on the short-term investment of cash offset by a write-off of certain of the Company's long-term investments and interest expense primarily related to capital lease and debt obligations. The change from period to period is primarily due to a decrease in the cash balance available to earned interest.

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

    Net cash used in financing activities for the nine-month period ended September 30, 2001 was $4.7 million as compared to net cash provided in the amount of $3.7 million for the period ended September 30, 2000. The major use of cash in financing activities during the period ended September 30, 2001 was for payments on the term loan of $2.8 million as a result of the sale of Live Communities to GameSpy and $1.9 million for the repurchase of redeemable common stock subject to put rights. In May 2000, the Company entered into a term loan with a financial institution and initially drew down funds of $2.9 million under this agreement. This amount was repaid during 2001.

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

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits

2.4		Plan of Liquidation and Dissolution (incorporated by reference to Appendix A of the Company's definitive proxy statement as filed with the Securities and Exchange Commission on August 31, 2001).
10.20	*	Settlement Agreement with GameSpy, dated October 8, 2001.
10.21	*	Letter Agreement with Greg Mrva dated September 13, 2001.
10.22	*	Letter Agreement with James Schmidt dated September 20, 2001.
10.23	*	Letter Agreement with John Theodorakis dated September 10, 2001.
10.24	*	Letter Agreement with Mike Cottle dated September 10, 2001.
10.25	*	Letter Agreement with Joyce Keshmiry dated September 10, 2001.
10.26	*	Letter Agreement with James Schmidt dated June 19, 2001.
10.27	*	Letter Agreement with Greg Mrva data June 19, 2001.
10.28	*	Letter Agreement with Mike Cottle dated June 19, 2001.
10.29	*	Letter Agreement with Joyce Keshmiry dated May 8, 2001.
10.30	*	Letter Agreement with John Theodorakis dated May 8, 2001.
10.31	*	Letter Agreement with Robert Csongor dated June 19, 2001
10.32	*	Letter Agreement with Linda Palmor dated June 19, 2001
10.33	*	Letter Agreement with Frank Chu dated June 19, 2001

*
Previously filed with 10Q dated 11-14-01

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