Form 10-K
period 2001-12-31
HEARME
filed 2002-03-15
CIK 1078693

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2001

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From
TO

COMMISSION FILE NUMBER: 000-25399

HEARME
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3217317 (IRS Employer Identification No.)

6200 STONERIDGE MALL RD, THIRD FLOOR
PLEASANTON, CALIFORNIA 94588
(925) 399-6182
(Address, Including Zip Code and Telephone Number, Including Area Code, of the Registrant's Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.00005 par value

        Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,049,330 as of February 26, 2002, based upon the closing sale price on such date reported by over-the-counter quotation services. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of outstanding shares of common stock, $0.00005 par value, outstanding as of the close of business on November 26, 2001, the date on which the Company closed its stock transfer books and discontinued recording transfers, was 28,402,908.

FORM 10-K REPORT

TABLE OF CONTENTS

PART I.

        The discussion in this annual report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of several factors, including those set forth under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1. BUSINESS:

        HearMe ("we" or "the Company") ceased ongoing business operations on October 22, 2001 when our stockholders approved a Plan of Liquidation and Dissolution (the "Plan"). We were a provider of Voice over Internet Protocol (VoIP) application technologies that delivered increased productivity and flexibility in communications via next generation communications networks.

        We were incorporated and commenced operations in January 1995 under the name Mpath Interactive, Inc. From inception through September 1996, our activities primarily consisted of recruiting employees and raising capital, performing product and technology development, engaging in marketing activities and negotiating strategic relationships. In November 1995, we entered into an agreement with PSINet, Inc. for the deployment of a low-latency network, which provided a platform for launching and operating the Mplayer.com service. Testing of the Mplayer.com service began in February 1996 and the service was launched commercially in October 1996. In November 1996, we obtained Catapult Entertainment, Inc. ("Catapult") in order to obtain its enabling network technology. In January 1999, we launched HearMe.com, our second live community service. During the period from January 1995 through December 1998, we raised gross proceeds of approximately $34.9 million from the sale of equity securities to venture capital investors and strategic partners. In January 1999, we raised approximately an additional $20.0 million from the sale of equity securities to venture capital investors and strategic partners. The proceeds from these financings were primarily used to finance our research and development and the sales and marketing of our products and services. In May and June 1999, we raised gross proceeds of approximately $80.7 million from the sale of common stock through an initial public offering. A portion of the proceeds from this offering was used to finance research and development and to fund sales and marketing activities.

        In September 1999, we announced that we would commence doing business under the name HearMe. In October 1999, we acquired Resounding Technology, Inc. ("Resounding") through the merger of a wholly-owned subsidiary of the Company with and into Resounding. In April 2000, we acquired AudioTalk Networks, Inc. ("AudioTalk") through the merger of a wholly-owned subsidiary of the Company with and into AudioTalk.

        Until January 2001, we generated our revenues from two business units, Technology Products (formerly known as Mpath Foundation) and Live Communities. In January 2001, we completed the divestiture of our Live Communities business unit, including the Mplayer.com service and the affiliated advertising network, in a sale of assets to GameSpy Industries, Inc. ("GameSpy"), an online games company. As a result of the divestiture, the consolidated financial statements have been restated to present the results of the Live Communities business as discontinued operations in 2000.

Wind Down and Cessation of Business Operations

        In April 2001, we announced that we were focusing our business operations to further increase operating efficiencies and address only the most strategic market opportunities.

        On July 10, 2001, we received a Nasdaq Staff Determination letter indicating that we had failed to comply with the minimum bid price requirement for continued listing on the Nasdaq National Market. In response, we initially requested a hearing before the Nasdaq Listing Qualifications Panel to appeal the Staff Determination based on our plan to achieve compliance with the minimum bid listing requirement through a 1-for-10 reverse stock split.

        Over the course of 2001, our Board of Directors and management were engaged in a concerted effort to explore various strategic alternatives for our future, including our sale. We contacted over 30 prospects, of which we met with 15. These efforts did not result in the identification of a party that was prepared to provide capital or acquire the Company. The Board of Directors concluded that an orderly wind down of the Company was the course of action that most likely offered the highest return to stockholders and that to continue operations of the business at that time would reduce assets and cash that might ultimately be returned to the stockholders.

        On July 30, 2001, we announced our decision to pursue an orderly wind down and cessation of our business operations and sale of our assets. On August 8, 2001, we reduced our headcount by approximately 25 employees, and on August 10, 2001, the Board unanimously adopted the Plan. The Board of Directors authorized management to immediately cease efforts to license our technology under our standard formats, and commence efforts to terminate our commercial agreements and relationships, exit our commercial obligations, settle our liabilities, collect accounts and notes receivable, sell certain assets and generally wind down our business and operations.

        The decision of the Board of Directors was reached after no viable alternatives to acquire the Company or to enter into suitable strategic partnerships were received. In arriving at this conclusion, our Board of Directors considered a number of factors, including alternatives to the proposal and the future prospects of the Company. Our Board of Directors concluded that the Plan was in the best interests of the Company and our stockholders.

        Prior to the meeting of our Board of Directors on August 10, 2001, our Board had received comparisons of our net asset value to the prices at which our common stock was trading at different points in time and analyzed the results of management's investigation of various acquisition, investment and strategic partnering opportunities. Our Board of Directors was informed continuously of our business affairs and financial condition, and had convened numerous meetings and engaged in detailed discussions to consider these issues. Further, our Board was continuously informed of management's efforts to consummate strategic business combinations or other alternatives to maximize stockholder value. Our Board determined that it would not be advisable to continue to operate the Company on an independent basis indefinitely given the uncertainty regarding our future revenue growth and the economic downturn in the communications industry and the associated reduction in capital expenditures by certain of our potential customers.

        Based on this information, our Board of Directors believed that a distribution to the stockholders of our net assets would return the greatest likely value, when adjusted for risk, to our stockholders as compared to other alternatives and that dissolution would prevent further erosion of stockholders' equity through continuing net losses and market declines. There could be no assurance that the liquidation value per share of Common Stock in the hands of the stockholders would equal or exceed the price or prices at which the Common Stock were recently traded or might have traded in the future. However, our Board of Directors believed that it was in the best interests of the Company and our stockholders to distribute to the stockholders our net available assets pursuant to the Plan.

        On August 13, 2001, we announced that we were canceling our plans concerning a 1-for-10 reverse stock split in light of our decision to pursue an orderly wind down and cessation of our business operations. In addition, we withdrew our appeal of the Nasdaq staff's determination that we has failed to comply with the minimum bid price required for continued listing on the Nasdaq National Market. On August 14, 2001, following this announcement, trading of the common stock on the Nasdaq National Market stopped and on August 15, 2001, the common stock commenced trading on the NASD's Over-the-Counter ("OTC") Bulletin Board.

        On October 22, 2001, the stockholders of the Company approved the Plan. As a result of the stockholder approval of the Plan, the liquidation basis of accounting and financial statement presentation has been adopted subsequent to October 22, 2001. Following adoption of the Plan, we ceased our business operations and focused our efforts on winding up our business and affairs in accordance with the Plan.

        On November 26, 2001, we filed a Certificate of Dissolution with the Secretary of State of Delaware dissolving the Company. Pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against the Company and enabling us to gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. At the close of business on November 26, 2001, we closed our stock transfer books and discontinued recording transfers of common stock. Thereafter, certificates representing the common stock were no longer assignable or transferable on the books of the Company. Accordingly, the proportionate interests of all of the stockholders of the Company were fixed on the basis of their respective stock holdings at the close of business on November 26, 2001, and any distributions made by the Company after this date will be made solely to the stockholders of record at the close of business on November 26, 2001.

        As of December 19, 2001 we had completed the sale of substantially all of our assets. In December 2001, we sold certain software, technology, patent rights, trademarks, domain names and equipment, consisting of substantially all of our remaining technology and intellectual property assets, to PalTalk Holdings, Inc. ("PalTalk"). We have negotiated the termination of most of our obligations to creditors. We are working to negotiate settlements of our remaining obligations to creditors, including with respect to the lease of our former facility in New York, but may not be successful in these efforts.

        We have vacated all facilities and relocated our headquarters to a 1,000 square foot office space contracted under a service agreement, which converts to a month-to-month basis in April 2002. We can be contacted at 6200 Stoneridge Mall Rd, 3rd Floor, Pleasanton, CA 94588 or by telephone at 925-399-6182.

Employees

        As a result of our decision to pursue an orderly wind down and cessation of our business operations and sale of our assets, we have terminated our employment relationships with most of our employees. As of March 14, 2002, we had three employees. We have retained Burr, Pilger & Mayer LLP ("BPM"), to assist in the management of the continued wind-down of HearMe. It is currently contemplated that during the second quarter of 2002 all of our existing employees, officers and directors will resign and that a representative from BPM will be appointed to serve as our sole officer and director to oversee the liquidation and dissolution process.

Products

        Prior to deciding to wind down our business operations, we offered a line of technology products that enabled service providers and equipment vendors to develop, integrate and deploy enhanced VoIP applications. We developed products for three distinct market segments—VoIP Calling, Conferencing, and Customer Relationship Management.

        The VoiceSERVER was at the core of our technology. The VoiceSERVER was a software based VoIP application platform that enabled value-added applications and IP services to interact with next generation and legacy telephony devices.

        In addition to licensing the VoiceSERVER, we offered specific ready-to-run applications that were built on the core application platform—Conference Creator, HearMe SoftPHONE, and ClickAgent eCRM.

  Technology

        Our VoiceSERVER platform was composed of two distinct components: the TalkSERVER middleware and the Multipoint Control Unit ("MCU"). The TalkSERVER was the place where the application logic and platform were situated. The MCU handled call signaling and media manipulation. The HearMe MCU used a patented architecture that combined true centralized mixing with the ability to multiplex streams in a distributed mixing environment.

Marketing and Sales

        Prior to deciding to wind down our business operations, we had focused our marketing efforts on defining and creating products that drove deployment of VoIP enhanced services. We marketed our products through both direct and indirect distribution channels in domestic and international markets to reach as many customer segments as possible and broaden the customer penetration of our VoIP technologies.

Customers

        Prior to winding down our business operations, we licensed our technology to technology providers (hardware, software, systems suppliers), service providers (ITSPs, telecom carriers, wireless carriers, ASPs and ISPs), systems integrators and enterprises. In 2001, Entel accounted for 22% of total revenues. In 2000, Evoke accounted for 22% of total revenues. In 1999, CSK Sega and Electronic Arts accounted for 30% and 13% of total revenues, respectively.

Competition

        Prior to making our decision to wind down our business operations, our VoIP technologies faced competition from other VoIP software vendors and from customers who wanted to develop VoIP solutions in-house. Our VoIP technologies for VoIP Calling had two primary groups of competitors. In the eCalling market, we competed with Voice-over-IP companies providing real-time one-to-one communications such as Net2Phone, DeltaThree, DialPad.com, and MediaRing. We also competed with software and hardware vendors providing real-time many-to-many, or live group communications solutions such as Lipstream Networks, Latitude Communications, Voyant Technologies, CUseeMe Networks, and eYak. In the eCRM market, our VoIP technologies competed with companies that offer a software-based solution, such as WebDialogue, Lipstream and eStara, Inc., as well as hardware providers such as Aspect Communications, Cisco, Lucent Technologies and Nortel Networks.

Proprietary Rights

        Prior to making our decision to wind down our business operations, our success depended in part on our ability to protect our proprietary software and other intellectual property. To protect our proprietary rights, we relied generally on patent, copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties and license agreements with consultants, vendors and customers, although we had not signed such agreements in every case. Despite efforts to protect our proprietary rights, unauthorized third parties could copy or otherwise obtain and use our products or technology, or develop similar technology. Other parties may breach confidentiality agreements and other protective contracts we have entered into. As a result we may not become aware of, or have adequate remedies in the event of, such a breach. Since the decision to pursue an orderly wind down and cessation of our business operations and sale of our assets was made, we have sold substantially all of our patents and other intellectual property.

        Prior to making our decision to wind down our business operations, we also relied on certain technology and content that we licensed from third parties, including software that was integrated with our internally developed software and used in our products and Web site, to perform key functions. Although we are generally indemnified against claims that such third-party technology or content infringes the proprietary rights of others, such indemnification is not always available for all types of intellectual property rights and in some cases the scope of such indemnification is limited. Even if we receive broad indemnification, third-party indemnitors are not always well capitalized and may not be able to indemnify the Company in the event of infringement, resulting in substantial exposure to the Company.

        Infringement or invalidity claims arising from the incorporation of third-party technology or content and claims for indemnification from our customers resulting from such claims, may be asserted or prosecuted against the Company. As a result of such claims, even if they are not meritorious, we could incur expenditures of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially and adversely affect our business and financial condition.

Certain Risks

        If our contingency reserve is inadequate to cover expenses and liabilities through the wind-down process, stockholders may be liable to creditors of the Company for amounts previously received.

        A Certificate of Dissolution was filed on November 26, 2001 with the State of Delaware dissolving the Company. Pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against the Company and enabling the Company gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. We have established a contingency reserve for payment of our expenses and liabilities during this three-year period. Under the Delaware General Corporate Law, in the event the contingency reserve created by us is inadequate for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors of such stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited to the amounts previously received by such stockholder from the Company (and from any liquidating trust or trusts) as distributions. Accordingly, in such event a stockholder could be required to return all such distributions previously made to such stockholder. In such event, a stockholder could receive nothing from the Company. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve established by the Company will be adequate to cover all expenses and liabilities.

        If we were held by a court to have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeded the amount available from the contingency reserve and the assets of the liquidating trust or trusts, a creditor of the Company could seek an injunction against the making of distributions under our wind down on the ground that the amounts to be distributed were needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to stockholders and/or interest holders.

        Our Final Record Date was November 26, 2001, on which date we determined the proportionate interest of each stockholder and after which we are unable to record transfers of common stock on our books.

        We closed our stock transfer books and discontinued recording transfers of common stock at the close of business on November 26, 2001, and filed the Certificate of Dissolution. Thereafter, certificates representing the common stock are not assignable or transferable on the books of the Company except by will, intestate succession or operation of law. The proportionate interests of all of the stockholders of the Company is fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after the final record date, any distributions made by the Company shall be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on the books of the Company as a result of any assignments by will, intestate succession or operation of law. For any other trades after November 26, 2001, the seller and purchaser of the stock will need to negotiate and rely on "due-bill" contractual obligations between themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares.

        Our common stock has been delisted from the Nasdaq Stock Market.

        On August 14, 2001, the common stock was delisted from the Nasdaq National Market, due to its low trading price per share. With this delisting, the ability of stockholders to buy and sell shares may be materially impaired. On August 15, 2001, the common stock commenced trading on the OTC Bulletin Board. We closed our stock transfer books and discontinued recording transfers of common stock at the close of business on November 26, 2001, and filed the Certificate of Dissolution. Thereafter, certificates representing the common stock are not assignable or transferable on the books of the Company except by will, intestate succession or operation of law. For any other trades after November 26, 2001, the seller and purchaser of the stock will need to negotiate and rely on "due-bill" contractual obligations between themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares.

        After our wind down and initial distribution to stockholders there may be no cash to distribute to our stockholders and if there is cash to distribute, the timing of any such distribution is uncertain.

        Our Board of Directors has not established a firm timetable for future distributions to stockholders, if any. An initial cash distribution of $0.18 per share totaling approximately $5,113,000 was made to stockholders of record as of the final record date on or about March 12, 2002. The liquidation is expected to be concluded by the end of 2004 by a final liquidating distribution of remaining cash, if any, either directly to the stockholders or to a liquidating trust. The proportionate interests of all of the stockholders of the Company have been fixed on the basis of their respective stock holdings at the close of business on the final record date, November 26, 2001, and after such date, any distributions made by the Company shall be made solely to stockholders of record on the close of business on the final record date, except to reflect permitted transfers. Our Board of Directors is, however, currently unable to predict the precise nature, amount or timing of any future distributions in connection with our wind down. The actual nature, amount and timing of all distributions will be determined by our Board of Directors, in its sole discretion, and will depend in part upon our ability to negotiate settlements of our obligations with creditors.

        Uncertainties as to the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to stockholders. Claims, liabilities and expenses from operations (including operating costs, salaries, management fees, taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred. These expenses will reduce the amount of assets available for ultimate distribution to stockholders. However, no assurances can be given that available cash will be adequate to provide for the Company's obligations, liabilities, expenses and claims and to make cash distributions to stockholders. If such available cash is not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute any further cash, to our stockholders.

        Our inability to reach profitability and our resulting dissolution could give rise to securities class action claims against us, which could deplete the proceeds that are to be distributed to stockholders.

        Securities class action claims have been brought against companies in the past where the market price of the Company's securities has fallen due to an inability of the Company to achieve operational profitability. Any such litigation could be very costly and divert our remaining resources from being available for distribution to our stockholders. Any adverse determination in this kind of litigation could also deplete our cash position, and reduce proceeds that would otherwise be distributed to our stockholders.

        The proceeds from any sale of our assets may be less than anticipated.

        Stockholder approval of our wind down plan constitutes approval of any sale of assets of the Company. Sales of our assets have been made on such terms as approved by our Board of Directors. The prices at which we were able to sell our various assets at depended largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, United States and foreign regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

        We may not be able to settle all of our obligations to creditors.

        We have certain current and future obligations to creditors. These include, without limitation, long term contractual obligations associated with facilities leases and business agreements with customers and other third parties. As part of the wind down process, we have negotiated the termination of many of our obligations to creditors, including most of our long-term facilities leases. We are working to negotiate settlements of all of our remaining obligations to creditors. We cannot guarantee that we will be able to settle such obligations with each creditor. If we are unable to reach an agreement with a creditor concerning a long-term obligation, that creditor may choose to bring a lawsuit against us. Such litigation could delay or even prevent us from completing our intended wind down plan. Moreover, amounts required to settle such long-term obligations will reduce the amount of remaining capital available for any distribution to stockholders.

        We will continue to incur the expenses of complying with public company reporting requirements.

        We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, we intend to request relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act. We anticipate that, if such relief were granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission might require. However, there can be no assurances that such relief will be granted.

ITEM 2. PROPERTIES

        Until January 2002, the Company leased our corporate offices, consisting of approximately 28,800 square feet of office building space located in Mountain View, California. On January 18, 2002, we terminated the lease of this facility and paid a one-time lease termination fee of $600,000 and forfeited our rights to a deposit refund of $104,000. We now contract our corporate offices under a service agreement, which converts to a month-to-month basis in April 2002, consisting of approximately 1,000 square feet of office building space located in Pleasanton, California.

ITEM 3. LEGAL PROCEEDINGS:

        On May 30, 2001, eFront Media, Inc. filed a complaint against the Company and GameSpy in California Superior Court in Orange County alleging breach of written contract and seeking damages of approximately $820,000. The contract in question had been assigned to GameSpy as part of the sale of our Live Communities business unit, which closed on January 19, 2001. The complaint alleged damages for failure to make payments under the contract after the agreement was assigned to GameSpy. GameSpy agreed to defend and indemnify us against this claim in accordance with the terms of the Asset Purchase Agreement relating to the sale of the Live Communities business unit. On November 28, 2001, the Company and GameSpy entered into a settlement agreement with eFront Media Inc. that did not provide for any payments to be made by us. In December 2001, this litigation was dismissed in accordance with the settlement agreement.

        On November 19, 2001, we were served with a complaint filed by Michael Ring and Frank Ring against the Company and GameSpy in the New York Supreme Court (the trial court), County of New York, alleging breach of a written lease relating to a facility in New York, New York which had been assigned to GameSpy and seeking damages of approximately $197,000. In December 2001, the Company removed this matter to Federal District Court in New York. We have conducted an investigation into this matter and believe that we have meritorious defenses to this claim. Consequently, on December 14, 2001, we denied the allegations in our Answer and Counterclaim. Although we intend to vigorously defend this claim, we are not able at this time to estimate the possibility of loss or range of loss, if any, which might result from the eventual outcome of this litigation.

        In addition, we continue to be subject to possible claims by third parties and related legal proceedings, including claims of alleged infringement of third-party intellectual property rights against our licensees or us, or claims related to the Company's dissolution or related actions or matters. Third party claims like these, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could materially and adversely affect our business, financial condition and funds available for distribution in a dissolution.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        At our Annual Meeting of Stockholders held on October 22, 2001, the following proposals were adopted by the margins indicated below. There were 28,820,813 shares of common stock entitled to vote at the meeting and a total of 23,443,335 shares were present in person or by proxy.

  1.
  Approval and Adoption of Plan of Liquidation and Dissolution.

In Favor	Number of Shares Withheld	Abstained
15,161,620	513,174	264,877

  2.
  To elect a Board of Directors to hold office until their successors are elected and qualified.

	Number of Shares
	In Favor	Withheld
Paul Matteucci	22,000,927	1,442,408
Brian Apgar	22,243,858	1,199,477
James Schmidt	22,917,611	525,724
Robert Csongor	21,959,624	1,483,711
William McCall	22,955,483	487,852
Jeremy Verba	21,961,868	1,481,467
  3.
  To authorize the appointment of PricewaterhouseCoopers, LLP as our independent auditors for the fiscal year ending December 31, 2001.

In Favor	Number of Shares Withheld	Abstained
23,131,418	175,352	136,565

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS:

        Prior to April 1999 there was no public market for our common stock. From the commencement of our initial public offering on April 29, 1999 through August 14, 2001, our common stock was traded on the Nasdaq National Market System under the symbol "HEAR." On August 14, 2001, the common stock was delisted from the Nasdaq National Market, due to its low trading price per share. With this delisting, the ability of stockholders to buy and sell shares has been materially impaired. On August 15, 2001, the common stock commenced trading on the OTC Bulletin Board under the symbol "HEAR.OB." We closed our stock transfer books and discontinued recording transfers of common stock at the close of business on November 26, 2001. Thereafter, certificates representing the common stock are not assignable or transferable on the books of the Company except by will, intestate succession or operation of law. Our stock has subsequently continued to trade under the symbol "HEARZ.OB" through the over-the-counter quotation services under "due-bill" contractual obligations between the seller and purchaser of the stock, who negotiate and rely on themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares.

        The following table sets forth the range of high and low closing sales prices for each period indicated.

	2000	2000
	High	Low
First Quarter	$29.500	$17.000
Second Quarter	$20.000	$4.125
Third Quarter	$8.688	$3.500
Fourth Quarter	$4.063	$0.625
	2001	2001
	High	Low
First Quarter	$1.938	$0.469
Second Quarter	$0.830	$0.300
Third Quarter	$0.410	$0.050
Fourth Quarter	$0.100	$0.070

        We had approximately 373 stockholders of record as of November 26, 2001. We made our first liquidating distribution to stockholders of record as of the final record date on or about March 12, 2002 of $0.18 per share totaling approximately $5,113,000. Other than this initial distribution, we have not declared or paid any cash dividends on our common stock or preferred stock and anticipate that any further liquidating distributions made by us shall be made solely to stockholders of record on the close of business on the final record date, except to reflect permitted transfers. The actual nature, amount and timing of all distributions will be determined by our Board of Directors, in its sole discretion, and will depend in part upon our ability to convert our remaining assets into cash and negotiate settlements of our obligations with creditors.

        On May 4, 1999, we completed an initial public offering of its common stock, $0.00005 par value. The managing underwriters in the offering were BancBoston Robertson Stephens, Thomas Weisel Partners LLC, Warburg Dillon Read LLC and Wit Capital Corporation (the "Underwriters"). The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-72437) that was declared effective by the SEC on April 28, 1999. The offering commenced on April 29, 1999, on which date, 3,900,000 shares of Common Stock registered under the Registration

Statement were sold at a price of $18.00 per share. The Underwriters also exercised an overallotment option of 585,000 shares, which closed on June 2, 1999. All 585,000 overallotment shares were sold at a price of $18.00 per share. The aggregate price of the offering amount registered and sold was $80,730,000. In connection with the offering, we paid an aggregate of $5,651,000 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth the other material expenses incurred in connection with the offering.

AMOUNT PAID
Securities and Exchange Commission registration fee	$50,000
NASD filing fee	5,500
Nasdaq National Market listing fee	95,000
Printing and engraving expenses	245,000
Legal fees and expenses	361,500
Accounting fees and expenses	189,700
Blue Sky qualification fees and expenses	3,000
Transfer Agent and Registrar fees	5,500
Miscellaneous fees and expenses	233,800

Total	$1,189,000

        After deducting the underwriting discounts and commissions and the offering expenses described above, we received net proceeds from the offering of approximately $73.9 million. As of December 31, 2001, $9.9 million of the net proceeds were invested in cash and cash equivalents and short term investments and approximately $64 million has been used for working capital and general corporate purposes, including the funding of product development and expansion of our sales and marketing organization. None of our net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of HearMe or our associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 6.    SELECTED FINANCIAL DATA:

        (in thousands, except per share amounts)

October 23, 2001 through December 31, 2001
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION DATA:
Net assets in liquidation, beginning of period	$4,853
Changes in net assets in liquidation	260

Net assets in liquidation, end of period	$5,113

	January 1 through October 22,	Year Ended December 31,
	2001	2000	1999	1998	1997
STATEMENTS OF OPERATIONS DATA:
Net revenues	$4,225	$13,919	$7,100	$5,005	$975
Gross profit	2,426	12,245	5,982	4,215	806
Total operating expenses	27,590	179,390	19,018	6,621	4,335
Net loss from continuing operations	(25,296)	(164,030)	(11,171)	(2,519)	(3,478)
Net loss from discontinued operations	—	(9,349)	(13,910)	—	—
Net loss per share from continuing operations—basic and diluted	$(0.89)	$(6.19)	$(0.71)	$(1.14)	$(1.99)
Net loss per share from discontinuing operations—basic and diluted	—	$(0.35)	$(0.89)	—	—
Shares used in per share calculation—basic and diluted	28,516	26,505	15,673	2,217	1,749
	As of December 31,
	2001	2000	1999	1998	1997
BALANCE SHEET DATA:
Cash and cash equivalents	$9,851	$22,096	$28,363	$1,114	$9,132
Short term investments	—	8,397	41,575	—	—
Working capital (deficit)	—	26,648	70,626	(2,067)	7,580
Total assets	10,124	49,336	104,556	6,177	12,356
Long term notes payable	—	187	19	1,864	1,864
Net assets in liquidation	5,113	—	—	—	—
Stockholders' equity (deficit)	—	30,956	93,768	(2,130)	7,141

        The above data have been derived from the audited consolidated financial statements of the Company and have been adjusted to reflect the continuing operations of the Company and to report the results of the Live Communities business unit disposal, which was completed on January 19, 2001 as a discontinued operation in 2000 and 1999. As a result of the stockholder approval of the Plan, the liquidation basis of accounting and financial statement presentation has been adopted subsequent to October 22, 2001.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION:

        This Management's Discussion and Analysis of Results of Operations and Financial Condition and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Certain Business Risks," under Part I, and those appearing elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

        We ceased our ongoing business operations on October 22, 2001 when our stockholders approved the Plan. We were a provider of VoIP application technologies that delivered increased productivity and flexibility in communications via next generation communications networks. The Company was incorporated and commenced operations in January 1995. From inception through September 1996, our activities primarily consisted of recruiting employees and raising capital, performing product and technology development, engaging in marketing activities and negotiating strategic relationships. In April 1999, we commenced licensing of our real-time interactive voice-enabled technology.

        Until January 2001, we generated our revenues from two business units, Technology Products (formerly known as Mpath Foundation) and Live Communities. On January 19, 2001, we completed the divestiture of the Live Communities business unit, including the Mplayer.com service and the affiliated advertising network, to GameSpy. As a result of the divestiture, the condensed consolidated financial statements have been restated to present the results of the Live Communities business as discontinued operations since inception.

        In April 2001, we announced that the Company was focusing our business operations to further increase operating efficiencies and address only the most strategic market opportunities.

        On July 10, 2001, we received a Nasdaq Staff Determination letter indicating that we had failed to comply with the minimum bid price requirement for continued listing on the Nasdaq National Market. In response, we initially requested a hearing before the Nasdaq Listing Qualifications Panel to appeal the Staff Determination based on our plan to achieve compliance with the minimum bid listing requirement through a 1-for-10 reverse stock split.

        On July 30, 2001, we announced our decision to pursue an orderly wind down and cessation of our business operations and sale of our assets. Our Board of Directors and Management had been engaged in a concerted effort for the preceding several months to explore various strategic alternatives for the future of the Company, including the sale of the Company. We contacted over 30 prospects, of which we met with 15. These efforts did not result in the identification of a party that was prepared to provide capital or acquire the Company. Our Board of Directors concluded that an orderly wind down of the Company was the course of action that would most likely offer the highest return to stockholders and that to continue operations of the business would reduce assets and cash that may ultimately be returned to the stockholders. However, no assurance can be given that an orderly winding-down of our operations will actually increase stockholder value or result in any remaining capital for distribution to stockholders. Moreover, the timing of any possible distribution is uncertain. We have recognized little revenue following this announcement, other than revenue recognized from the licensing of source code and the sale of certain assets. We may not be able to negotiate a settlement of all of our remaining obligations to creditors.

        On August 10, 2001, our Board of Directors unanimously adopted the Plan.

        On August 13, 2001, the Company announced that we were canceling our plans concerning a 1-for-10 reverse stock split in light of our decision to pursue an orderly wind down and cessation of our business operations. In addition, we withdrew our appeal of the Nasdaq staff's determination that we had failed to comply with the minimum bid price required for continued listing on the Nasdaq National Market. On August 14, 2001, following this announcement, trading of the common stock on the Nasdaq National Market stopped, and on August 15, 2001, the common stock commenced trading on the OTC Bulletin Board.

        On October 22, 2001, our stockholders approved the Plan. As a result, the liquidation basis of accounting and financial statement presentation has been adopted subsequent to October 22, 2001.

        Prior to adopting the liquidation basis of accounting, we have derived revenues from licensing fees for technology, including VoiceSERVER and SoftPHONE products. These products were priced based upon the number of ports or seats licensed. Through fiscal 2000, we also derived revenue from other real-time interactive products and related services. In addition to licensing fees, we derived incremental revenues from professional services, maintenance and upgrade fees. We recognized product revenue upon shipment if a signed contract existed, the fee was fixed and determinable, collection of resulting receivables was probable and product returns were reasonably estimable. For contracts with multiple obligations (e.g., maintenance, unspecified upgrades), we allocated revenue to each component of the contract based on objective evidence of its fair value, which was specific to the Company, or for products not being sold separately, the price established by management. We recognized revenue allocated to maintenance fees for ongoing customer support and unspecified upgrades ratably over the period of the maintenance contract or upgrade period. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

        Prior to adopting the liquidation basis of accounting, cost of net revenues consisted primarily of network operating expenses in connection with our customer support network.

        Prior to adopting the liquidation basis of accounting, our operating expenses consisted of research and development expenses, sales and marketing expenses and general and administrative expenses. Research and development expenses consisted principally of salaries and compensation paid to employees and consultants engaged in research and development activities and product testing. Sales and marketing expenses consisted principally of salaries paid to employees in sales and marketing activities, promotional materials and programs, public relations costs and travel. General and administrative expenses consisted principally of salaries and compensation paid to employees and consultants in the administrative departments including finance, human resources and legal and costs relating to facilities, infrastructure and related depreciation, in-house and outside legal and accounting fees and related costs and travel. All operating costs were expensed as incurred.

        Our Board of Directors has not established a firm timetable for future distributions to stockholders, if any. An initial cash distribution of $0.18 per share totaling approximately $5,113,000 was made to stockholders of record as of the record final record date on or about March 12, 2002. The liquidation is expected to be concluded by the end of 2004 by a final liquidating distribution of remaining cash, if any, either directly to the stockholders or to a liquidating trust. The proportionate interests of all of the stockholders of the Company have been fixed on the basis of their respective stock holdings at the close of business on the final record date, November 26, 2001, and after such date, any distributions made by the Company shall be made solely to stockholders of record on the close of business on the final record date, except to reflect permitted transfers. Our Board of Directors is, however, currently unable to predict the precise nature, amount or timing of any future distribution in connection with our wind down. Our Board of Directors will determine the actual nature, amount and timing of all distributions, in its sole discretion.

        We anticipate making any additional distributions over the three-year period following the filing of the Certificate of Dissolution in Delaware, either to our stockholders or to a liquidating trust. All distributions will be made to stockholders of record based on their respective holdings as of the Final Record Date, which was November 26, 2001.

Changes in Net Assets in Liquidation

October 23, 2001 to December 31, 2001

        Decrease in Fair Value of Patents and Other Intellectual Property.    From October 23, 2001 to December 31, 2001, we entered into new or upgraded licenses and sold patents and other intangible assets to 6 customers. The decrease was due to $198,000 not being realized from the sale of licenses, patents and other intangibles, as certain agreements were not entered into, offset by a realized gain of $100,000 for a new license that was entered into during the same period and also offset by a recovery of bad debt in the amount of $21,000.

        Increase in Fair Value of Property and Equipment.    From October 23, 2001 to December 31, 2001, we sold property and equipment, realizing a gain of $20,000 from the sale of such assets in excess of their estimated fair value on October 22, 2001.

        Decrease in Estimated Future Liabilities During Liquidation.    From October 23, 2001 to December 31, 2001, we have wound down our business operations and negotiated settlements with some of our creditors, including facilities leases. A gain of $235,000 was realized from the reduction of our obligations to creditors and other future liabilities during liquidation as compared to the estimated fair value of such liabilities on October 22, 2001.

        Interest and other income.    From October 23, 2001 through December 31, 2001 we earned $82,000 on the short-term investment of cash.

Results of Operations

Period from January 1 through October 22, 2001 Compared to the Year Ended December 31, 2000

        Net revenues.    Net revenues decreased from $13.9 million for the year ended December 31, 2000 to $4.2 million for the period ended October 22, 2001. The majority of our revenues were derived from licensing our VoiceSERVER platform, licensing of source code and maintenance fees recognized on these and prior licensing deals. Attributable in part to our announced plans to wind down operations, we entered into licenses with only 17 new customers during the period ended October 22, 2001. We ceased generating revenue from maintenance fees, when we eliminated support to our customers on August 31, 2001. With our approved Plan, revenues are no longer recorded after October 22, 2001. We have sold our patents and other intangibles related to the VoIP and Mplayer technologies. The value expected to be realized from future sale of patents and other intangibles related to our remaining technologies is represented by the fair value presentation of such assets in the Consolidated Statement of Net Assets included elsewhere herein.

        Cost of net revenues.    Our cost of net revenues was $1.8 million for the period ended October 22, 2001 as compared to $1.7 million for the year ended December 31, 2000. Cost of net revenues consisted primarily of network operating expenses in conjunction with providing hosting to certain customers. The flattening in cost of revenues relative to the increase in overall customer base was attributable to our move towards licensing our software to customers and third-party service providers who hosted their own support services. With our decision to wind down normal business operations, we ceased providing any network operations support for customers on August 31, 2001. We are no longer engaged in activities that generate cost of net revenues. With our approved Plan, costs of net revenues are no longer recorded after October 22, 2001.

        Research and development.    Research and development expenses were $6.3 million for the period ended October 22, 2001 compared to $11.0 million for the year ended December 31, 2000. Research and development expenses consisted primarily of employee compensation costs relating to developing and enhancing the features and functionality of our VoIP technology. The decrease in research and development expenses was primarily due to a decrease in salary expense in 2001, as we reduced the size of the engineering team in the restructuring effort announced in April 2001 and during the wind down of business operations commencing in August 2001. We are no longer engaged in any research and development activities. With our approved Plan, research and development expenses are no longer recorded after October 22, 2001.

        Sales and marketing.    Sales and marketing expenses were $5.8 million for the period ended October 22, 2001 compared to $18.2 million for the year ended December 31, 2000. Sales and marketing expenses consisted primarily of advertising and other marketing-related expenses, compensation and employee-related expenses, sales commission and travel costs. Sales and marketing expenses decreased in the period ended October 22, 2001 as compared to the year ended December 31, 2000 primarily due to the cost of nonrecurring outbound advertising and marketing campaigns during the early part of Fiscal 2000 and to a decrease in headcount as part of the restructuring effort announced in April 2001 and during the wind down of business operations commencing in August 2001. We are no longer engaged in any sales and marketing activities. With our approved Plan, sales and marketing expenses are no longer recorded after October 22, 2001.

        General and administrative.    General and administrative expenses were $7.2 million for the period ended October 22, 2001 compared to $11.9 million for the year ended December 31, 2000. General and administrative costs decreased primarily as a result of a lower headcount and lower fees for professional services as a result of the restructuring to a smaller organization as announced in April 2001 and from the wind down of business operations commencing in August 2001. With our approved Plan, general and administrative expenses are no longer recorded after October 22, 2001.

Estimated future costs during the period of liquidation are expected to decrease compared to general and administrative expenses incurred in the period ended October 22, 2001 due to substantially lower headcount and the move of our corporate headquarters to smaller office space in January 2002.

        In-process research and development.    As part of the AudioTalk acquisition in 2000, we recorded in-process research and development projects for the development of certain hardware-based voice products as well as other specialized technologies totaling $0.6 million in 2000. The value was determined by estimating the expected cash flows from the projects once commercially viable, applying a percentage of completion to the calculated value and then discounting the net cash flows back to their present value. No such amounts were recorded in 2001 relating to in-process research and development.

        Amortization of Intangibles.    In connection with the AudioTalk and Resounding acquisitions, we recorded amortization of intangible assets consisting primarily of goodwill in the amount of $40.6 million in the year ended December 31, 2000. There was no amortization of goodwill or intangibles during the period ended October 22, 2001. During the fourth quarter ended December 31, 2000, we performed an impairment assessment of the identifiable intangibles and enterprise level goodwill recorded in connection with the acquisitions of AudioTalk and Resounding, which we had completed in April 2000 and October 1999, respectively. Our assessment was performed primarily due to the significant decline in our stock price since the date the shares issued in each acquisition were valued. Goodwill significantly exceeded our market capitalization prior to the impairment charge, and the overall decline in our industry growth rates indicate that this trend may continue for an indefinite period. As a result of our review in December 2000, we recorded a $97.1 million impairment charge, net of the related deferred tax liability, to write off our remaining enterprise level goodwill and intangible assets. The charge was determined based upon our estimated discounted cash flows using a discount rate of 25%. The assumptions supporting our cash flows including the discount rate were determined using our best estimates.

        Write-down of GameSpy Assets.    On January 19, 2001, we completed the sale of our Live Communities business unit, including the Mplayer.com voice-enabled Internet site and the affiliated advertising network, to GameSpy. Consideration for the sale consisted of $0.5 million in cash, a short-term note receivable for $4.5 million and 2,404,890 shares of GameSpy common stock, valued at $1.4 million. On October 8, 2001, we entered into a definitive agreement with GameSpy, pursuant to which we have received a cash payment of $2.4 million from GameSpy in satisfaction of all amounts due to the Company from GameSpy pursuant to the note receivable and the agreement between the parties. In connection with this agreement, we have transferred all of the shares of common stock of GameSpy held by the Company to GameSpy or its affiliates. In September 2001, we wrote down the GameSpy investment by $1.4 million to zero and the note by $1.9 million to reflect its realizable value of $2.4 million.

        Restructuring Costs.    On April 23, 2001, we announced that we were focusing the business operations to further increase-operating efficiencies and address only the most strategic market opportunities. To ensure financial flexibility, we announced our plans to streamline operations with decreased spending in marketing and administrative expenses and a reduction in headcount of about 50 employees. During the period ended October 22, 2001, we recorded a charge of $0.7 million for expenses related to termination of leases and legal costs associated with the April restructuring. The severance costs were paid in April 2001 and the remaining costs were paid by October 22, 2001.

        Concurrent with the restructuring, we entered into retention agreements with our remaining employees, pursuant to which the employees would receive bonuses aggregating $2.3 million. In addition, notes receivable from certain employees in connection with previous stock exercises, together with associated interest and tax liabilities, aggregating $2.4 million, would be forgiven. The employees were required to stay through either October 31 or November 30, 2001 in order to earn the bonuses and have their notes forgiven, though these payments were generally accelerated due to involuntary termination of the employees. As of December 31, 2001, we have paid the retention bonuses and we have forgiven the notes receivable as provided under the retention agreements.

        Write-down of Stockholder Notes.    During the quarter ended September 30, 2001, we performed an assessment of the carrying value of stockholder notes. Based upon this review, a write down of $1.2 million was recorded. Any recovery or gain related to these notes will be recognized when it is realized. We currently intend to continue collection efforts as these notes come due and to continue to evaluate potential alternatives relating to the collection or settlement of these notes.

        Impairment of Property and Equipment.    During the quarter ended September 30, 2001, we performed an assessment of the carrying value of our property and equipment. Based upon this review a write down of $2.9 million was recorded to adjust the carrying value to the fair value of approximately $286,000. Any recovery or gain related to these fixed assets will be recognized when it is realized.

        Interest and other income (expense), net.    Interest and other income (expense), net includes interest income earned on the short-term investment of cash offset by interest expense primarily related to capital lease and debt obligations and a write-off of certain of our long-term investments. During the period ended October 22, 2001, we performed an assessment of the carrying value of some of our long-term investments. Based upon this review, a write down for "other than temporary impairment" of $0.8 million relating to our investments in Centrecom, Inc. and iGroove.com, Inc. was recorded within interest and other income (expense), net. Any recovery or gain related to these investments will be recognized when it is realized. The change in interest and other income (expense), net from period to period is primarily due to a decrease in the cash balance available to earn interest.

        Loss from discontinued operations.    On January 19, 2001 we completed the divestiture of our Live Communities business unit, including the Mplayer.com voice-enable Internet games community and affiliated advertising network to GameSpy. Prior period financial statements have been restated to reflect the discontinuation of the Live Communities business unit as discontinued operations.

Year Ended December 31, 2000 compared to the Year Ended December 31, 1999

        Net revenues.    Our total net revenues increased by 96% from $7.1 million for the year ended December 31, 1999 to $13.9 million for the year ended December 31, 2000. This increase was primarily driven by growth in licensing fees earned from our VoIP based products. During the year we earned revenues from a total of 101 customers, of which 76 licensed our voice products. This compared to our 18 technology licensing customers during 1999.

        Cost of net revenues.    Cost of net revenues for Technology Products consists primarily of network operating expenses in conjunction with providing services to certain Technology Products customers. Our cost of net revenues were $1.7 million for the year ended December 31, 2000, or 12% of net revenues, as compared to $1.1 million or 16% of net revenues for the year ended December 31, 1999. Cost of net revenues decreased as a percentage of net revenues primarily due to the decrease in hosted services provided to our customers. The absolute increase in cost of net revenues was due to server costs associated with hosting services provided to our Voice Network customers during 2000.

        Research and development.    Research and development expenses were $11.0 million, or 79% of net revenues for the year ended December 31, 2000 compared to $6.5 million or 92% of net revenues for the year ended December 31, 1999. Research and development expenses consisted primarily of employee compensation relating to developing and enhancing the features and functionality of our voice technology products. The increase in research and development expenses was primarily due to an increase in salary expense in 2000 as additional engineers were hired to support the development of our VoIP-based products and additional consulting fees and software expenditures associated with these projects.

        Sales and marketing.    Sales and marketing expenses were $18.2 million for the year ended December 31, 2000 or 131% of net revenues compared to $3.5 million or 49% of net revenues for the year ended December 31, 1999. In 2000, sales and marketing expenses consisted primarily of advertising and other marketing-related expenses, compensation and employee-related expenses, sales commission and travel costs. Sales and marketing expenses increased as a percentage of net revenues from 1999 to 2000 primarily due to the outbound advertising and marketing campaigns that were run during 2000 to promote our brands. The absolute increase in sales and marketing expenses was due to the branding campaign and to an increase in headcount in the Technology Products marketing and sales force.

        General and administrative.    General and administrative expenses were $11.9 million, or 86% of net revenues for the year ended December 31, 2000, compared to $6.0 million or 84% of net revenues for the year ended December 31, 1999. General and administrative costs increased primarily due to higher salary expenses resulting from additional headcount in the finance, administrative and operations area required to support the expanded activities of the Company and higher legal expenses during 2000.

        In-process research and development.    As part of the AudioTalk acquisition, we recorded in-process research and development projects for the development of certain hardware-based voice products as well as other specialized technologies totaling $0.6 million. The value was determined by estimating the expected cash flows from the projects once commercially viable, applying a percentage of completion to the calculated value as defined below and then discounting the net cash flows back to their present value. This compared to the write-off of in-process research and development of $0.9 million incurred in 1999 relating to the acquisition of Resounding.

        Amortization of Intangibles.    As part of the AudioTalk and Resounding acquisitions, we recorded amortization of intangible assets consisting primarily of goodwill in the amount of $41.3 million in 2000.

        Impairment of Goodwill.    During the quarter ended December 31, 2000, we performed an impairment assessment of the identifiable intangibles and enterprise level goodwill recorded upon the acquisitions of AudioTalk and Resounding, which we completed in April 2000 and October 1999, respectively. Our assessment was performed primarily due to the significant decline in our stock price since the date the shares issued in each acquisition was valued. Goodwill significantly exceeded our market capitalization prior to the impairment charge, and the overall decline in our industry growth rates indicated that this trend might continue for an indefinite period. As a result of our review, we recorded a $97.1 million impairment charge, net of the related deferred tax liability, to write off our remaining enterprise level goodwill and intangible assets. The charge was determined based upon our estimated discounted cash flows using a discount rate of 25%. The assumptions supporting our cash flows including the discount rate were determined using our best estimates.

        Interest and other income (expense), net.    Interest and other income (expense), net includes interest income earned on the short-term investment of cash and interest expense primarily related to capital lease and debt obligations.

        Loss from discontinued operations.    The loss from the Live Communities business unit decreased from $13.9 million for the year ended December 31, 1999 to $9.3 million for the year ended December 31, 2000. Net revenues from Live Communities increased by 65% from $8.4 million for the year ended December 31, 1999 to $13.9 million for the year ended December 31, 2000. This increase was primarily driven by growth in advertising revenues associated with the growth of traffic across the expanded Mplayer Entertainment Network. Live Communities cost of net revenues increased from $4.5 million in the year ended December 31, 1999 to $6.9 million, or 50% of revenues in the year ended December 31, 2000, due to higher bandwidth and depreciation costs associated with the expanded traffic on the Mplayer.com site and higher costs associated with the Mplayer Entertainment Network. The cost of net revenues primarily consisted of the cost of operating the network infrastructure and royalties paid to third party content providers and advertising affiliates. Operating expenses of the Live Communities business unit decreased from $17.9 million, or 213% of revenues in the year ended December 31, 1999 to $16.8 million or 120% of revenues in the year ended December 31, 2000 as the unit cut its operating costs during the year through reductions in headcount and program costs.

        Loss on disposal of discontinued operations.    We incurred a loss on disposal of the Live Communities business unit totaling $7.5 million. This loss mainly resulted from net expenses incurred from running this business unit through January 2001, together with certain transition costs.

Liquidity and Capital Resources

        We invest excess cash in money market accounts with the intent to make such funds readily available for potential distributions to stockholders. At December 31, 2001, net assets in liquidation were $5.1 million, and we had cash and cash equivalents totaling $9.9 million compared to cash and cash equivalents and investments in marketable debt securities of $30.5 million at December 31, 2000. For the period from January 1, 2001 through October 22, 2001, cash used in operating activities was $18.4 million compared to cash used in operating activities of $36.4 million and $17.7 million for the years ended December 31, 2000 and 1999, respectively.

        For the period from January 1, 2001 through October 22, 2001, net cash used in operating activities was primarily a result of funding ongoing operations of our research and development and sales and marketing efforts and the payment of liabilities of $7.2 million incurred by the divestiture of the Live Communities business unit and $3.4 million under retention packages. For the years ended December 31, 2000 and 1999, net cash used in operating activities was primarily a result of funding ongoing expansion of our research and development and sales and marketing efforts and the resulting larger infrastructure and support functions.

        Net cash provided by investing activities was $11.2 million for the period from January 1, 2001 through October 22, 2001 compared to $26.4 million provided by investing activities for the year ended December 31, 2000 and $45.1 million used in investing activities for the year ended December 31, 1999. Amounts provided in 2001 were primarily from the net sale of short-term investments and property and equipment offset by capital expenditures, which have generally been comprised of purchases of computer hardware and software. Amounts provided in 2000 were primarily from the net sale of short-term investments offset by payments for the AudioTalk acquisition and purchases of property and capital equipment.

        Net cash used in financing activities for the period from January 1, 2001 through October 22, 2001 was $4.7 million as compared to net cash provided by financing activities for the year ended December 31, 2000 of $3.8 million and $90.0 million for the year ended December 31, 1999. The major use of cash in financing activities during the period ended October 22, 2001 was for payments on the term loan of $2.9 million in connection with the sale of Live Communities to GameSpy and $1.9 million for the repurchase of redeemable common stock subject to put rights. In May 2000, we entered into a term loan with a financial institution and initially drew down funds of $2.9 million under this agreement. This amount was repaid during 2000 and 2001.

        On April 23, 2001, we announced that we were focusing business operations to further increase-operating efficiencies and address only the most strategic market opportunities. To ensure financial flexibility, we announced our plans to streamline operations with decreased spending in marketing and administrative expenses and a reduction in headcount of about 50 employees. During the period from January 1, 2001 through October 22, 2001, we recorded a charge of $0.7 million as a result of the announced restructuring plans comprising $0.1 million of legal costs, $0.2 million of assets to be retired, $0.3 million of severance costs and $0.1 million of costs to terminate agreements early. The severance costs were paid in April 2001 and the remaining costs were paid by October 22, 2001.

        Concurrent with the restructuring, we entered into retention agreements with our remaining employees, pursuant to which the employees would receive bonuses aggregating $2.3 million. In addition, notes receivable from certain employees in connection with previous stock exercises, together with associated interest and tax liabilities, aggregating $2.4 million, would be forgiven. The employees were required to stay through either October 31 or November 30, 2001 in order to earn the bonuses and have their notes forgiven, though these payments were generally accelerated due to involuntary termination of the employees. As of December 31, 2001, we have paid the retention bonuses and we have forgiven the notes receivable as provided under the retention agreements. We announced our decision to pursue an orderly wind down and cessation of our business operations and sale of our assets, which has accelerated the payment of retention bonuses under the retention agreements for the majority of the employees and caused a portion of the remaining outstanding notes receivable to be forgiven. In September 2001, in connection with the liquidation process, we entered into additional retention agreements with certain key executives and employees. Among other things, these agreements amended certain arrangements so that the bonus payments would be earned and paid in weekly installments rather than a lump sum. In addition, pursuant to these retention agreements, in the event that more than an aggregate of $1.5 million is available for distribution to stockholders pursuant to the Plan, then certain officers of the Company will be entitled to bonuses equal in the aggregate to 12% of the amount in excess of $1.5 million. As we have made an initial liquidating distribution to stockholders on March 12, 2002, of $0.18 per share totaling approximately $5,113,000, bonuses totaling $0.5 million were paid to such officers on March 5, 2002.

        We have incurred significant losses since inception. In the period from January 1, 2001 through October 22, 2001, we incurred losses from operations of $25.3 million and used $18.4 million of cash in our operating activities. With our decision to wind down normal business operations, we cannot estimate the level of these losses in future periods.

        During the period from October 23, 2001 through December 31, 2001, net assets in liquidation increased primarily due to the reduction of estimated future liabilities during liquidation resulting from our negotiation of settlements with some of our creditors, including facilities leases. Claims, liabilities and expenses from operations (including operating costs, salaries, management fees, taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred. These expenses will reduce the amount of assets available for ultimate distribution to stockholders. No assurances can be given that available cash will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders. If such available cash is not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute any further cash, to our stockholders.

        The Board of Directors has not established a firm timetable for future distributions to stockholders, if any. Initial cash distributions of $0.18 per share totaling $5,113,000 were made to stockholders of record as of the final record date on or about March 12, 2002. The liquidation is expected to be concluded by the end of 2004 by a final liquidating distribution of remaining cash, if any, either directly to the stockholders or to a liquidating trust. The proportionate interests of all of the stockholders of HearMe have been fixed on the basis of their respective stock holdings at the close of business on the final record date, November 26, 2001, and after such date, any distributions made by HearMe shall be made solely to stockholders of record on the close of business on the final record date, except to reflect permitted transfers. The Board of Directors is, however, currently unable to predict the precise nature, amount or timing of any future distributions in connections with HearMe's wind down. The Board of Directors will determine the actual nature, amount and timing of all distributions, in its sole discretion.

Recent Accounting Pronouncements:

SFAS No. 143

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset's retirement costs are to be capitalized as part of the asset's carrying amount and subsequently allocated to expense over the asset's useful life. We believe that the adoption of SFAS No. 143 will not have a significant impact on our financial statements.

SFAS No. 144

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Statement develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues. We believe that the adoption of SFAS No. 144 will not have a significant impact on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

        We are exposed to the impact of interest rate changes and changes in the market values of its investments. To date all of our contracts have been denominated in U.S. dollars and have not been subject to currency risks.

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates primarily to the Company's cash and cash equivalents. We have not used derivative financial instruments in its investment portfolio. We invest our excess cash in money market accounts and, by policy, limit the amount of credit exposure to any one issuer. The money market accounts invest in diversified portfolios of high quality, short-term debt securities and/or U.S. dollar denominated obligations. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

Index to Consolidated Financial Statements	Page
Report of Independent Accountants	26
Consolidated Statement of Net Assets in Liquidation at December 31, 2001	27
Consolidated Balance Sheet at December 31, 2000	28
Consolidated Statement of Changes in Net Assets in Liquidation for the period from October 23, 2001 through December 31, 2001	29
Consolidated Statements of Operations for the period from January 1, 2001 through October 22, 2001 and for each of the two years in the period ended December 31, 2000	30
Consolidated Statements of Stockholder's Equity (Deficit) for the period from January 1, 2001 through October 22, 2001 and for each of the two years in the period ended December 31, 2000	31
Consolidated Statements of Cash Flows for the period from January 1, 2001 through October 22, 2001 and for each of the two years in the period ended December 31, 2000	32
Notes to Consolidated Financial Statements	33
Financial Statement Schedules:
II Valuation and Qualifying Accounts for the period from January 1, 2001 through October 22, 2001 and for the years ended December 31, 2000 and 1999	54
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
Supplementary Financial Data:
Quarterly Financial Data (unaudited) for the period from January 1, 2000 through October 22, 2001	54

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HearMe

        We have audited the accompanying consolidated balance sheet of HearMe and its subsidiaries as of December 31, 2000, the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the two years then ended and the consolidated statements of operations, stockholders' equity and cash flows for the period from January 1, 2001 through October 22, 2001. In addition, we have audited the consolidated statement of net assets in liquidation as of December 31, 2001 and the related consolidated statement of changes in net assets in liquidation for the period from October 23, 2001 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 2 to the consolidated financial statements, on October 22, 2001, the stockholders of the Company approved a Plan of Liquidation and Dissolution and as a result, the Company has changed its basis of accounting for periods subsequent to October 22, 2001 from the going concern basis to a liquidation basis.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HearMe and its subsidiaries as of December 31, 2000, the consolidated results of its operations and cash flows for the two years then ended and for the period from January 1, 2001 through October 22, 2001, its consolidated net assets in liquidation as of December 31, 2001 and the changes in consolidated net assets in liquidation for the period from October 23, 2001 through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
March 12, 2002

HEARME

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(in thousands)

December 31, 2001
ASSETS
Cash and cash equivalents	$9,851
Accounts receivable	20
Patents and intellectual property	20
Property and equipment	50
Other assets	183

Total assets	$10,124

LIABILITIES
Accounts payable	$75
Other current liabilities	102
Reserve for estimated future costs during period of liquidation	4,743
Notes payable	91

Total liabilities	5,011

Net assets in liquidation	$5,113

The accompanying notes are an integral part of these consolidated financial statements.

HEARME
CONSOLIDATED BALANCE SHEET
(in thousands, except per share data)

December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$22,096
Short-term investments	8,397
Accounts receivable, net of allowance for doubtful accounts of $686	3,383
Prepaid expenses and other current assets	2,631
Net assets of business held for sale	6,395

Total current assets	42,902
Restricted cash	220
Property and equipment, net	4,905
Other assets	1,309

Total assets	$49,336

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,536
Accrued payroll and related expenses	2,839
Accrued expenses	1,246
Accrued expenses relating to sale of business	6,732
Deferred revenue	1,304
Current portion of notes payable and capital lease obligations	2,468
Deferred rent	129

Total current liabilities	16,254
Notes payable, net of current portion	187

Total liabilities	16,441

Commitments and contingencies (Note 8)
Redeemable common stock	1,939
Stockholders' equity:
Common stock:
Par value: $0.00005
Authorized: 150,000 shares
Issued and outstanding: 29,206 shares	1
Additional paid-in capital	295,906
Accumulated other comprehensive income: unrealized gain on investments	15
Deferred stock-based compensation	(3,504)
Notes receivable from stockholders	(2,487)
Accumulated deficit	(258,975)

Total stockholders' equity	30,956

Total liabilities, redeemable common stock and stockholders' equity	$49,336

The accompanying notes are an integral part of these consolidated financial statements.

HEARME
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(in thousands)

Period from October 23 through December 31, 2001
Net assets in liquidation as of October 23, 2001	$4,853

Changes in net assets in liquidation:
Decrease in fair value of property and equipment, patents and other intellectual property	(57)
Decrease in estimated future liabilities during liquidation	235
Interest and other income	82

Total changes in net assets in liquidation	260

Net assets in liquidation as of December 31, 2001	$5,113

The accompanying notes are an integral part of these consolidated financial statements.

HEARME
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Period from January 1 through October 22, 2001	Year Ended December 31,
		2000	1999
Net revenues	$4,225	$13,919	$7,100
Cost of net revenues	1,799	1,674	1,118

Gross profit	2,426	12,245	5,982

Operating expenses:
Research and development (including retention costs of $549, $0 and $0 and non-cash compensation expense of $378, $804 and $878, respectively)	6,258	11,040	6,522
Sales and marketing (including retention costs of $691, $0 and $0 and non-cash compensation expense of $185, $386 and $372, respectively)	5,847	18,180	3,499
General and administrative (including retention costs of $2,160, $0 and $0 and non-cash compensation expense of $360, $777 and $861, respectively)	7,204	11,942	5,972
In-process research and development	—	550	850
Restructuring costs	701	—	—
Write-down of GameSpy note and investment	3,485	—	—
Write-down of stockholder notes	1,233	—	—
Impairment of property and equipment	2,862	—	—
Amortization of goodwill and intangible assets	—	40,598	2,175
Impairment of goodwill and intangible assets, net	—	97,080	—

Total operating expenses	27,590	179,390	19,018

Loss from continuing operations	(25,164)	(167,145)	(13,036)
Interest and other income	352	3,609	2,426
Interest and other expense	(484)	(350)	(552)

Loss from continuing operations before income taxes	(25,296)	(163,886)	(11,162)
Provision for income taxes	—	(144)	(9)

Net loss from continuing operations	(25,296)	(164,030)	(11,171)
Net loss from discontinued operations (including non-cash compensation expense of $0, $1,695 and $2,779, respectively)	—	(9,349)	(13,910)
Loss on disposition of discontinued operations	—	(7,510)	—

Net loss	$(25,296)	$(180,889)	$(25,081)

Other comprehensive loss:
Unrealized gain (loss) on investments	(15)	(599)	614

Comprehensive loss	$(25,311)	$(181,488)	$(24,467)

Net loss from continuing operations per common share:
Basic and diluted	$(0.89)	$(6.19)	$(0.71)
Net loss from discontinued operations per common share:
Basic and diluted	$—	$(0.35)	$(0.89)
Net loss on disposition of discontinued operations per common share:
Basic and diluted	$—	$(0.28)	$—
Net loss per common share:

Basic and diluted	$(0.89)	$(6.82)	$(1.60)

Weighted average shares outstanding:
Basic and diluted	28,516	26,505	15,673

The accompanying notes are an integral part of these consolidated financial statements.

HEARME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Convertible Preferred Stock
			Common Stock
										Total Stockholders' Equity (Deficit)
					Additional Paid-In Capital	Deferred Stock-based Compensation	Comprehensive Income	Notes Receivable From Stockholders	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balances at December 31, 1998	10,417	1	3,834	—	63,157	(11,263)	—	(1,020)	(53,005)	(2,130)
Issuance of Series E convertible preferred stock	3,035	—	—	—	18,797	—	—	—	—	18,797
Issuance of common stock warrants for services rendered	—	—	—	—	849	—	—	—	—	849
Exercise of common stock options for notes receivable	—	—	208	—	1,204	—	—	(1,307)	—	(103)
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	2	—	2
Repurchase of common stock options	—	—	(12)	—	(12)	—	—	—	—	(12)
Exercise of common stock options for cash	—	—	349	—	491	—	—	—	—	491
Issuance of common stock in public offering, net of offering cost of $6,840	—	—	3,900	—	64,101	—	—	—	—	64,101
Conversion of preferred stock to common stock upon initial public offering	(13,452)	(1)	13,452	1	—	—	—	—	—	—
Issue of common stock for overallotment, net of offering costs	—	—	585	—	9,793	—	—	—	—	9,793
Common stock issued through Employee Stock Purchase Plan	—	—	71	—	675	—	—	—	—	675
Common stock issued upon acquisition of RTI	—	—	1,586	—	21,031	—	—	—	—	21,031
Exercise of common stock options and warrants	—	—	135	—	700	—	—	—	—	700
Deferred stock based compensation	—	—	—	—	1,580	(1,580)	—	—	—	—
Unrealized gains on investments	—	—	—	—	—	—	614	—	—	614
Amortization of deferred stock-based compensation	—	—	—	—	—	3,816	—	—	—	3,816
Stock-based compensation expense on acceleration of options upon termination	—	—	—	—	225	—	—	—	—	225
Net loss	—	—	—	—	—	—	—	—	(25,081)	(25,081)

Balances at December 31, 1999	—	—	24,108	1	182,591	(9,027)	614	(2,325)	(78,086)	93,768
Common stock issued upon acquisition of AudioTalk	—	—	4,520	—	107,894	—	—	(337)	—	107,557
Common stock options granted in connection with acquisition of AudioTalk	—	—	—	—	5,695	—	—	—	—	5,695
Exercise of common stock options	—	—	313	—	536	—	—	—	—	536
Repurchase of common stock	—	—	(104)	—	(86)	—	—	45	—	(41)
Exercise of common stock warrant, net	—	—	98	—	—	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	3,511	—	—	—	3,511
Deferred stock-based compensation	—	—	—	—	395	(395)	—	—	—	—
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	130	—	130
Common stock issued through Employee Stock Purchase Plan	—	—	271	—	1,137	—	—	—	—	1,137
Unrealized loss on investments	—	—	—	—	—	—	(599)	—	—	(599)
Stock-based compensation expense on acceleration of options upon termination	—	—	—	—	151	—	—	—	—	151
Cancellation of unamortized stock based compensation upon terminations	—	—	—	—	(2,407)	2,407	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(180,889)	(180,889)

Balances at December 31, 2000	—	—	29,206	1	295,906	(3,504)	15	(2,487)	(258,975)	30,956
Exercise of common stock options	—	—	90	—	8	—	—	—	—	8
Repurchase of common stock	—	—	(631)	—	(212)	—	—	71	—	(141)
Repurchase of common stock in settlement of payment of accounts receivable	—	—	(314)	—	(157)	—	—	—	—	(157)
Forgiveness of stockholder notes receivable	—	—	—	—	—	—	—	969	—	969
Write-down of stockholder notes receivable	—	—	—	—	—	—	—	1,233	—	1,233
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	44	—	44
Amortization of deferred stock-based compensation	—	—	—	—	—	863	—	—	—	863
Common stock issued through Employee Stock Purchase Plan	—	—	50	—	26	—	—	—	—	26
Unrealized loss on investments	—	—	—	—	—	—	(15)	—	—	(15)
Stock-based compensation expense on acceleration of options upon termination	—	—	—	—	60	—	—	—	—	60
Cancellation of unamortized stock-based compensation upon terminations	—	—	—	—	(2,641)	2,641	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(25,296)	(25,296)

Balances at October 22, 2001	—	$—	28,401	$1	$292,990	$—	$—	$(170)	$(284,271)	$8,550

The accompanying notes are an integral part of these consolidated financial statements.

HEARME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Year Ended December 31,
	Period from January 1 through October 22, 2001
		2000	1999
Cash flows from operating activities:
Net loss	$(25, 296)	$(180,889)	$(25,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,580	44,047	3,629
Allowance for doubtful accounts	404	271	606
Non-cash interest expense on debt	—	—	60
Amortization of premium (discount) on investments	(57)	(860)	613
Other than temporary impairment of long-term investments	760	—	—
Write-down of GameSpy note and investment	3,485	—	—
Write-off of purchased in-process research and development costs	—	550	850
Impairment of goodwill and intangible assets, net	—	97,080	—
Loss on sale of property and equipment	192	96	—
Loss on retirement of property and equipment	576	—	—
Impairment of property and equipment	2,862	—	—
Stock-based employee compensation	923	3,662	3,816
Gain on redemption of redeemable common stock	(141)	—	—
Warrant expense	—	—	849
Retention cost related to stockholder notes	1,667	—	—
Write-down of stockholder notes	1,233	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,237	2,143	(4,440)
Interest and other receivables	438	121	(653)
Prepaid expenses and other current assets	2,389	(707)	(1,024)
Net asset of business held for sale	—	(6,395)	—
Other assets	526	(37)	(207)
Accounts payable	(1,491)	972	(562)
Accrued payroll and related expenses	(2,673)	(36)	1,800
Accrued expenses	(650)	(2,052)	1,600
Accrued expenses relating to restructuring	180	—	—
Accrued expenses relating to sale of business	(7,224)	6,732	—
Deferred revenue	(347)	(1,095)	389
Deferred rent	(20)	17	78

Cash used in operating activities	(18,447)	(36,380)	(17,667)

Cash flows from investing activities:
Purchase of short-term investments	(9,723)	(18,295)	(55,957)
Proceeds from sale of short-term investments	18,162	51,734	14,987
Purchase of long term investments	—	(760)	—
Purchase of certificate of deposit (restricted cash)	(3)	(50)	—
Proceeds from sale of certificate of deposit (restricted cash)	215	—	—
Acquisition, of subsidiaries net of cash acquired of $6,371 in 2000	—	(3,629)	(106)
Proceeds from sale of discontinued operations	2,936	—	—
Acquisition of property and equipment	(593)	(2,681)	(4,076)
Proceeds from disposal of property and equipment	164	34	—

Net cash provided by (used in) investing activities	11,158	26,353	(45,152)

Cash flows from financing activities:
Proceeds from notes payable	—	2,888	434
Payments of notes payable	(2,881)	(507)	(4,469)
Payments under capital lease obligations	—	(322)	(443)
Payments for redeemable common stock and repurchase of common stock	(1,935)	(102)	(12)
Proceeds from exercise of common stock options and warrants	8	536	1,193
Proceeds from issuance of common stock through ESPP	26	1,137	675
Proceeds from repayment of notes receivable from stockholders	44	130	—
Proceeds from issuance of preferred stock, net	—	—	18,797
Acquisition of subsidiaries	—	—	—
Proceeds from initial public offering, net of issuance costs	—	—	73,893

Net cash (used in) provided by financing activities	(4,738)	3,760	90,068

Net (decrease) increase in cash and cash equivalents	(12,027)	(6,267)	27,249

Cash and cash equivalents, beginning of period	22,096	28,363	1,114

Cash and cash equivalents, end of period	$10,069	$22,096	$28,363

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    FORMATION AND BUSINESS OF THE COMPANY:

        HearMe ("the Company") was incorporated in Delaware and commenced operations in January 1995 under the name Amber Software, Inc. In April 1995, the Company changed its name to Mpath Interactive Inc. On September 28, 1999, the Company announced that it would commence doing business under the name HearMe and changed its Nasdaq ticker symbol to HEAR. The Company changed its legal name to HearMe in January 2000.

        Until January 19, 2001, the Company generated revenues from two business units, Technology Products (formerly known as Mpath Foundation) and Live Communities. On December 20, 2000, the Company announced that it had signed a definitive agreement to divest the Live Communities business unit, including the Mplayer.com service and the affiliated advertising network, to GameSpy Industries, Inc., an online games company. The sale of the business unit closed on January 19, 2001. As a result of the divestiture, the consolidated financial statements have been restated to present the results of the Live Communities business as discontinued operations since inception.

        HearMe ceased its ongoing business operations on October 22, 2001 when its stockholders approved a Plan of Liquidation and Dissolution (the "Plan"). HearMe was a provider of Voice over Internet Protocol (VoIP) application technologies that delivered increased productivity and flexibility in communication via next generation communications networks. On December 21, 2001, HearMe sold substantially all of its remaining intellectual property assets to PalTalk Holdings, Inc., a subsidiary of A.V.M. Software, Inc., which owns PalTalk.com, a provider of Internet-based voice/video communications. The assets sold to PalTalk consisted of certain software, technology, patent rights, trademarks, domain names and equipment and included substantially all of HearMe's remaining technology and intellectual property assets.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:

        The consolidated financial statements for the years ended December 31, 2000 and 1999 and for the period from January 1, 2001 through October 22, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Catapult, Resounding and AudioTalk. All significant intercompany balances and transactions have been eliminated on consolidation.

        As a result of the Company's plans to cease operations, the Company adopted the liquidation basis of accounting, and effective October 23, 2001, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. The liquidation basis of accounting requires the Company to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. The estimated net realizable values of assets represents management's best estimate of the recoverable value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any associated litigation may have on the net realizable value of the assets. The assets are held at their net realizable value until they are sold or liquidated. There can be no assurance, however, that the Company will be successful in selling the assets at their estimated net realizable value. Upon adoption of the liquidation basis of accounting, the Company recorded a reserve for estimated future costs during period of liquidation of approximately $5.9 million for costs to be incurred and potential liabilities, claims and contingencies during the liquidation period, which is expected to be completed by the end of 2004, as detailed below (in thousands):

Estimated Future Liquidation Expenses	October 23, 2001	Reduction In Estimated Future Expenses	Cash Paid	December 31, 2001
Contract settlements	$2,005	$(235)	$(333)	$1,437
Insurance	1,164	—	—	1,164
Legal	914	—	(136)	778
Employee related expenses	1,253	—	(481)	772
Trust	500	—	—	500
Other expenses	93	—	(1)	92

	$5,928	$(235)	$(951)	$4,743

Cash and Cash Equivalents:

        The Company considers all highly liquid investments with maturities of three months or less from the date of purchase, to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value. Investments with maturities greater than three months, but less than one year at the time of purchase, are considered to be short-term investments. Investments with maturity greater than one year at the time of purchase are classified as long-term investments within Other Assets. The Company classifies its investments in certain debt securities as available-for-sale. Such investments are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in other comprehensive income. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred.

Restricted Cash:

        At December 31, 2001 and 2000, cash balances of approximately $7,500 and $220,000, respectively, were restricted from withdrawal and held by a bank in the form of certificates of deposit. These certificates of deposit serve as a deposit against the Company's credit card as of December 31, 2001 and served as collateral to a letter of credit issued to the Company's landlord as a security deposit and as a deposit against the Company's credit card as of December 31, 2000.

Concentrations of Credit Risk:

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company deposits its cash and cash equivalents with two major banks, which, at times, exceeds Federal insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that these banks are financially sound and, accordingly, minimal credit risk exists.

        With respect to accounts receivable through October 22, 2001, the Company's customer base was dispersed across many different geographic areas and a variety of commercial entities. The Company performed ongoing credit evaluations of its customers and generally did not require collateral from its customers. The Company periodically reviewed the need for allowances, for potential credit losses and such losses have been within management's expectations. At December 31, 2000, 4 customers represented 14%, 14%, 12%, and 10%, respectively, of accounts receivable. At December 31, 1999, 2 customers represented 16% and 12% respectively, of accounts receivable.

        The following table summarizes net revenue from customers in excess of 10% of the total net revenue:

	Period from January 1 through October 22, 2001	Year Ended December 31,
		2000	1999
Customer A	22%	—	—
Customer B	—	22%	—
Customer C (related party)	—	—	30%
Customer D	—	—	13%

Fair Value of Financial Instruments:

        The carrying amounts of notes payable approximate of fair value due to their short maturities.

Patents and Intellectual Property:

        Beginning October 23, 2001, patents and intellectual property are recorded at their estimated net realizable value. When sales are made of licenses, patents and other intellectual property, the carrying value is removed from the accounts and the resulting gain or loss is included in the statement of changes in net assets in liquidation for the period.

Long Lived Assets:

        The Company assesses the impairment of identifiable tangible assets, intangibles and related goodwill periodically in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for its overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period, and the Company's market capitalization relative to its net book value. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risks inherent in the Company's current business model.

Goodwill and Other Intangibles:

        Through October 22, 2001, goodwill and other intangibles were carried at cost less accumulated amortization. The Company amortized goodwill and other identifiable intangibles on a straight-line basis over their estimated useful lives, generally two to three years.

        During the fourth quarter ended December 31, 2000, the Company performed an impairment assessment of the identifiable intangibles and enterprise level goodwill recorded upon the acquisitions of AudioTalk and Resounding, which the Company completed in April 2000 and October 1999, respectively. The Company's assessment was performed primarily due to the significant decline in its stock price since the date the shares issued in each acquisition was valued. Goodwill significantly exceeded the Company's market capitalization prior to the impairment charge, and the overall decline in the Company's industry growth rates indicate that this trend may continue for an indefinite period. As a result of the Company's assessment, HearMe recorded a $97.1 million impairment charge, net of the related deferred tax liability, to reduce enterprise level goodwill to its estimated fair value. The charge was determined based upon estimated discounted cash flows using a discount rate of 25%. The assumptions supporting the Company's cash flows including the discount rate were determined using management's best estimates.

Property and Equipment:

        Through October 22, 2001, property and equipment were stated at cost less accumulated depreciation. Depreciation was calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. When property and equipment were retired or otherwise disposed of, the cost and related accumulated depreciation were removed from the accounts and the resulting gain or loss was included in income. On September 30, 2001, as a result of announcing its plan to wind down operations, the Company performed an assessment of the carrying value of its property and equipment. Based upon this assessment an impairment charge of $2,862,000 was recorded to write down the Property and Equipment to its estimated net realizable value of approximately $286,000.

        Beginning October 23, 2001, property and equipment are stated at their estimated net realizable value. When property and equipment are retired or otherwise disposed of, the carrying value is removed from the accounts and the resulting gain or loss is included in the changes in net assets in liquidation for the period.

Impairment of Long-Term Investments:

        During the quarter ended September 30, 2001, the Company performed an assessment of the carrying value of some of its long-term investments. Based upon this review a write-down for "other than temporary impairment" of $760,000 was recorded within interest and other expense. Any recovery or gain related to these investments will be recognized when it is realized.

Revenue Recognition:

  Technology Products

        Through October 22, 2001, the Company derived revenues from licensing fees for its technology, including its VoiceSERVER product, which enabled customers to create and deploy next generation communication solutions. The Company also derived incremental revenues from service, maintenance and upgrade fees.

        The Company adopted the provisions of Statement of Position 97-2, (SOP 97-2), "Software Revenue Recognition," as amended and Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition." The Company recognized product revenue upon shipment if a signed contract existed, the fee was fixed and determinable, collection of resulting receivables was probable and product returns were reasonably estimable. For contracts with multiple obligations (e.g., maintenance, unspecified upgrades), the Company allocated revenue to each component of the contract based on objective evidence of its fair value, which was specific to the Company, or for products not being sold separately, the price established by management. The Company recognized revenue allocated to maintenance fees for ongoing customer support and unspecified upgrades ratably over the period of the maintenance contract or upgrade period. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

        In addition, during 2001, the Company derived revenue from licensing of source code of its products. The Company recognized source code revenue upon shipment since no future obligation exists.

        The Company recorded deferred revenue for any amounts received in advance of the completion of the maintenance contract period and for any amounts received prior to their being earned.

Research and Development Costs:

        Through October 22, 2001, costs incurred in the research and development of new software products were expensed as incurred until technological feasibility was established. Technological feasibility was reached when the products reached the beta stage. Products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time so no costs were capitalized.

Advertising Costs:

        Through October 22, 2001, costs related to advertising and promotions of products were charged to sales and marketing expense as incurred. There were no advertising expenses incurred for the period from January 1, 2001 through October 22, 2001. Advertising expense for the years ended December 31, 2000 and 1999 was approximately $8,120,000, and $2,378,000 respectively.

Stock-Based Compensation:

        SFAS No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the fair value method or measuring compensation using the intrinsic value approach under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has chosen to continue to use the measurement prescribed by APB Opinion No. 25 and its related accounting interpretations for employee stock options and to make supplemental disclosures to show the effects of using the fair value-based measurement criteria. The Company accounts for options granted to non-employees under SFAS No. 123 and Emerging Issues Task Force No. 96-18 (EITF 96-18), "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Income Taxes:

        Through October 22, 2001, deferred tax assets and liabilities were determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Comprehensive Income:

        Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. During the period from January 1, 2001 through October 22, 2001 and the years ended December 31, 2000 and 1999, the Company had unrealized gains (losses) on short-term investments of $(15), $(599,000) and $614,000, respectively, resulting in a total comprehensive loss of $25,311,000, $181,488,000 and $24,467,000 in the respective periods.

Earnings per Share:

        Basic earnings per share is calculated using the weighted average shares of common stock outstanding, reduced for shares subject to repurchase by the Company, while diluted earnings per share reflects the potential dilution that could occur because of preferred stock and if stock options and warrants were exercised. Preferred stock, stock options and warrants are excluded from the calculation if their effect would be antidilutive.

Segment Information:

        The Company operates in one segment.

Reclassifications:

        Certain prior year amounts have been reclassified for consistency with current year financial statement presentation. The reclassification has had no effect on the amounts presented as net assets or working capital.

Recent Accounting Pronouncements:

SFAS No. 143

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset's retirement costs are to be capitalized as part of the asset's carrying amount and subsequently allocated to expense over the asset's useful life. The Company believes that the adoption of SFAS No. 143 will not have a significant impact on its consolidated financial statements.

SFAS No. 144

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Statement develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues. The Company believes that the adoption of SFAS No. 144 will not have a significant impact on its consolidated financial statements.

3.    ACQUISITIONS:

  AudioTalk Acquisition:

        On March 8, 2000, HearMe entered into an Agreement and Plan of Merger (the "Merger Agreement") with AudioTalk Networks, Inc. ("AudioTalk"), a California corporation. The Merger

Agreement provided for the merger of a newly formed wholly owned subsidiary of HearMe with and into AudioTalk. AudioTalk became a wholly owned subsidiary of HearMe. The merger was accounted for under the purchase method of accounting. The merger was consummated on April 3, 2000. The results of AudioTalk have been included in the consolidated results of the Company from the date of acquisition.

        The purchase price of approximately $124,100,000 included approximately $107,900,000 of stock, issued at fair value, $5,700,000 in AudioTalk stock option costs (determined using the Black-Scholes option pricing model), $10,000,000 in cash and $500,000 in estimated expenses of the transaction. The purchase price was allocated as follows: $5,368,000 to the estimated fair value of AudioTalk net tangible assets purchased, $580,000 to purchased existing technology, $1,092,000 to establish deferred tax liabilities associated with certain intangibles acquired, $550,000 to purchased in-process research and development, $900,000 to existing sales contracts, $1,250,000 to workforce-in-place and $116,544,000 to goodwill. The allocation of the purchase price to intangibles was based upon an independent, third party appraisal and management's estimates.

        At the time of acquisition the intangible assets and goodwill acquired had estimated useful lives and estimated amortization for the remainder of the year ended December 31, 2000, as follows:

	Estimated Amount	Useful Life	2000 Amortization
Purchased existing technology	$550,000	2 years	$217,500
Workforce-in-place	1,250,000	3 years	468,800
Existing sales contracts	900,000	2 years	695,000
Goodwill	116,544,000	3 years	29,133,700
Deferred tax liability	(1,092,000)	2 years	(409,500)

        The value assigned to purchased in-process research and development ("IPR&D") was determined by identifying research projects in areas for which technological feasibility had not been established. These included projects for the development of a hardware-based real-time voice communication product as well as other specialized software technologies totaling $550,000. The value was determined by estimating the expected cash flows from the projects once commercially viable, applying a percentage of completion to the calculated value as defined below and then discounting the net cash flows back to their present value.

        The net cash flows from the identified projects were based on estimates of revenues, the related estimated cost of sales and operating expenses, estimated charges for use of assets by the projects and income taxes from those projects. These estimates are based on the assumptions described below.

        The estimated revenues were based on management's projections of each in-process project. These projections were based on estimates of market size and growth, expected trends in technology and the nature and expected timing of new project introductions by the Company and its competitors.

        Projected gross profits from AudioTalk's technology products were in line with comparable industry margins. The estimated charges for use of assets were consistent with AudioTalk's historical cost structure, which is in line with industry averages at approximately 1.3% of revenues.

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

        Unaudited pro forma condensed results of operations for the combined company as if the transaction had occurred on January 1, 1999 are as follows (in thousands, except per share data):

	Year Ended December 31,
	2000	1999
Revenues	$14,021	$7,105
Cost of revenues	1,674	1,118

Gross profit	12,347	5,987

Loss from operations	(177,801)	(52,872)

Net loss	$(191,547)	$(64,926)

Net loss per common share:
Basic and diluted	$(7.23)	$(3.71)

Weighted average shares outstanding:
Basic and diluted	26,505	17,508

        There were no transactions between the Company and AudioTalk during the periods presented.

4.    GOODWILL AND INTANGIBLE ASSETS:

        Goodwill and intangible assets, with useful lives ranging from 2-3 years, consist of the following at December 31, 2000 (in thousands):

Purchased existing technology	$3,180
Workforce in place	1,950
Non-compete agreements/Existing sales contracts	2,200
Goodwill	136,159
Deferred tax liability	(2,932)

140,557
Accumulated amortization	(43,477)
Impairment of goodwill and intangible assets	(97,080)

5.    DISCONTINUED OPERATIONS:

        December 18, 2000, the Company signed a definitive agreement to sell its Live Communities business unit ("Live Communities"), including the Mplayer.com voice-enabled Internet games community and affiliated advertising network, to GameSpy Industries, Inc. ("GameSpy"), an online gaming company. The transaction was completed on January 19, 2001, and the Company received $500,000 in cash, a short-term note receivable for $4,521,000 and 2,404,890 shares of GameSpy common stock valued by HearMe at an aggregate of $1,400,000. On October 8, 2001, the Company entered into a definitive agreement with GameSpy, pursuant to which the Company received a cash payment of $2,436,000 from GameSpy in satisfaction of all amounts due to the Company. In connection with this agreement the Company has agreed to transfer all of the shares of common stock of GameSpy held by the Company to GameSpy or its affiliates. In September 2001, the Company wrote down the GameSpy note and investment by $3,485,000 to their realizable value of $2,436,000.

        The net assets of the Live Communities business unit were classified as current assets at December 31, 2000. Prior years' financial statements were restated to reflect the discontinuation of the Live Communities business unit, and the anticipated loss on disposition was recorded in 2000. The $7,510,000 loss on disposition of discontinued operations recorded in 2000 consisted primarily of accrued expenses totaling $8,225,000, less the gain on the sale of $490,000 and the reserve of $225,000.

        Summary operating results of the discontinued operations, including the loss on disposition, are as follows (in thousands):

	Year ended December 31,
	2000	1999
Revenues from Live Communities	$13,948	$8,422

Loss from operations through December 13, 2000	(9,349)	(13,910)
Loss on disposition	(7,510)	—

Net loss from discontinued operations	$(16,859)	$(13,910)

6.    RETENTION AND RESTRUCTURING COSTS:

        On April 23, 2001, the Company announced that it was focusing the business operations to further increase operating efficiencies and address only the most strategic market opportunities. To ensure financial flexibility, the Company outlined its plans to streamline operations with decreased spending in marketing and administrative expenses and a reduction in headcount of about 50 employees. As a result of the announced restructuring plans, the Company recorded a charge of $0.7 million during the period from January 1, 2001 through October 22, 2001 comprising $0.1 million of legal costs, $0.2 million of assets to be retired, $0.3 million of severance costs and $0.1 million of costs to terminate agreements early. All of these restructuring costs were paid by December 31, 2001.

        Concurrent with this restructuring, the Company entered into retention agreements with its remaining employees, pursuant to which the employees would receive bonuses aggregating $2.3 million. In addition, notes receivable from certain employees in connection with previous stock option exercises, together with associated interest and tax liabilities, aggregating $2.4 million, would be forgiven. The employees were required to stay through either October 31 or November 30, 2001 in order to earn the bonuses and have their notes forgiven, though these payments would be accelerated assuming the involuntary termination of the employees. The Company paid $2.1 million of the bonuses prior to October 22, 2001 and $0.2 million from October 23, 2001 through December 31, 2001. As of December 31, 2001, we have forgiven the notes receivable as provided under the retention agreements.

        In September 2001, in connection with the liquidation process, the Company entered into additional retention agreements with certain key executives and employees. Among other things, these agreements amended certain arrangements so that the bonus payments would be earned and paid in weekly installments rather than as a lump sum. In addition, pursuant to these retention agreements, in the event that more than an aggregate of $1.5 million is available for distribution to stockholders pursuant to the Plan, then certain officers of the Company will be entitled to bonuses equal in the aggregate to 12% of the amount in excess of $1.5 million. As the Company has made an initial liquidating distribution in excess of $1.5 million, bonuses totaling $0.5 million were paid to such officers in March 2002.

7.    PROPERTY AND EQUIPMENT:

        During 2001, most of the Company's property and equipment were either sold or abandoned as part of the Company's activities to wind down its business operations.

        Property and equipment, with useful lives ranging from 3-5 years, consisted of the following (in thousands):

December 31, 2000
Software	$672
Computer equipment	6,840
Furniture and fixtures	706
Leasehold improvements	1,541

9,759
Less accumulated depreciation and amortization	(4,854)

$4,905

        Depreciation and amortization expense was $1,580,000, $2,754,000 and $1,454,000 for the period from January 1, 2001 through October 22, 2001 and the years ended December 31, 2000 and 1999, respectively.

        As of December 31, 2001, there were no assets held under capital lease. The cost and accumulated amortization of assets held under capital lease as of December 31, 2000 was approximately $1,547,000.

8.    COMMITMENTS AND CONTINGENCIES:

Contingencies:

        On May 30, 2001, eFront Media, Inc. filed a complaint against the Company and GameSpy in California Superior Court in Orange County alleging breach of written contract and seeking damages of approximately $820,000. The contract in question had been assigned to GameSpy as part of the sale of the Company's Live Communities business unit, which closed on January 19, 2001. The complaint alleges damages for failure to make payments under the contract after the agreement was assigned to GameSpy. GameSpy agreed to defend and indemnify HearMe against this claim in accordance with the terms of the Asset Purchase Agreement relating to the sale of the Live Communities business unit. On November 28, 2001, HearMe and GameSpy entered into a settlement agreement with eFront Media Inc. that did not provide for any payments to be made by HearMe. This litigation was dismissed in accordance with the settlement agreement, in December 2001.

        On November 19, 2001, HearMe was served with a complaint filed by Michael Ring and Frank Ring against HearMe and GameSpy in the New York Supreme Court (the trial court), County of New York, alleging breach of a written lease relating to a facility in New York, New York which had been assigned to GameSpy and seeking damages of approximately $197,000. In December 2001, HearMe removed this matter to Federal District Court in New York. HearMe has conducted an investigation into this matter and believes that it has meritorious defenses to this claim. Consequently, on December 14, 2001, HearMe denied the allegations in its Answer and Counterclaim. Although the company intends to vigorously defend this claim, we are not able at this time to estimate the possibility of loss or range of loss, if any that might result. The Company has accrued a liability for the estimated loss that might result from this complaint.

Lease commitments:

        During 2001, the Company terminated one of the leases of its corporate offices and most of its sales offices. The remaining operating lease agreements existing at December 31, 2001 expired at various dates through 2005. In January 2002, the Company signed a settlement agreement to terminate the lease of our remaining corporate office facility located at 685 Clyde Ave in Mountain View, California. There is a dispute, which has led to litigation with respect to the lease for our former facility in New York. The Company entered into a service agreement for its new corporate offices, which converts to a month-to-month commitment in April 2002, and hence no five-year lease commitment disclosure is provided. Rent expense for the period from January 1, 2001 through October 22, 2001 and the years ended December 31, 2000 and 1999, was approximately $767,000, $679,000 and $623,000 respectively.

9.    NOTES PAYABLE:

        In May 2000, the Company entered into a term loan with a financial institution whereby amounts borrowed under this agreement are collateralized by substantially all the Company's assets, bear interest at the prime rate plus 1 percent and are scheduled to mature in September 2003. As of December 31, 2000 the balance of the term loan was approximately $2,655,000 and was no longer available for any future drawdowns. In January 2001, the bank required the Company to repay $1,500,000 of the principal as a result of the divestiture of the Live Communities business unit. On August 2, 2001, the Company paid off the remaining $804,000 balance under this loan agreement.

        In April 2001, the Company entered into a term loan agreement for financing the Director's and Officers liability insurance for $422,000, at an interest rate of 7.08% payable over a 10-month period. The remaining balance of $91,000 outstanding under the note at December 31, 2001 is included in the Consolidated Statement of Net Assets in Liquidation.

        Total notes payable outstanding are as follows (in thousands):

	December 31,
	2001	2000
Term loan	$—	$2,655
Directors' and officers' insurance note	91	—

	91	2,655
Less current portion	(91)	(2,468)

Total long term notes payable	—	$187

10.    REDEMPTION AND REPURCHASE OF COMMON STOCK:

        As part of the Resounding acquisition that was completed in 1999, Common Stock Put Rights were granted to Resounding's employees to enable them to sell their pro-rata portion of 200,000 shares of the Company's common stock back to the Company at a price of $10.00 per share. Such Put Rights expired in October 2001. During the year ended December 31, 2000, put rights for a total of 6,103 shares were exercised whereby the Company repurchased the shares for approximately $61,000. During the period from January 1, 2001 through October 22, 2001, put rights for a total of 193,414 shares were exercised whereby the Company repurchased the shares for a total of approximately $1,935,410.

11.    STOCKHOLDERS' EQUITY:

Preferred Stock:

        The Company had authorized a total of 5,000,000 shares of undesignated preferred stock through October 22, 2001.

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

        From January 1995 through April 1999 the Company issued 2,397,000 shares of its common stock to the founders and key employees of the Company under restricted stock purchase agreements in exchange for full recourse notes receivable of $2,487,000 bearing interest at rates ranging from 5.2% to 6.8% per annum.

Listing and Trading of the Company's Common Stock:

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

        The Board of Directors established the Company's Final Record Date was November 26, 2001. On the Final Record Date, the Company filed a Certificate of Dissolution with the Secretary of State of Delaware, and the Company closed its stock transfer books.

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

        In the year ended December 31, 1999, the Company issued 207,500 options for shares of its common stock to three key employees of the Company. All of the options were exercised immediately in exchange for notes receivable of $1,312,000 bearing interest rates ranging from 4.64% to 4.99% per annum and which are repayable between July 2001 and April 2002. In the same year ended December 31, 1999, three of the notes receivable from key employees totaling approximately $2,000 were repaid.

        Under the terms of the notes receivable agreements, the Company has the option to repurchase, at the holder's original purchase price, all or any portion of the purchased shares in which the founders and key employees have not acquired a vested interest, should the individuals cease to be employed. The Company's right to repurchase such shares generally lapses 25% on the first anniversary date of the purchase of the common stock and thereafter ratably over three years. At December 31, 2001, none of the shares of the founders common stock and 3,063 shares of common stock arising from the exercise of options were subject to the Company's right of repurchase.

        In the year ended December 31, 2000, in connection with the acquisition of AudioTalk's assets and liabilities, the Company assumed approximately $337,000 of notes receivable from stockholders. The notes bear interest rates ranging from 4.84% to 6.56% per annum and are repayable between February 2005 and October 2008. In the year ended December 31, 2000, six of the notes receivable from key employees totaling approximately $130,000 were repaid and four of the notes receivable were canceled at termination of employment, totaling approximately $45,000. During 2001, five of the notes receivable from key employees totaling approximately $44,000 were repaid and three of the notes receivable were canceled on termination of employment, totaling approximately $8,000.

        In April, 2001 concurrent with its restructuring, as described in Note 6, the Company entered into retention agreements with its remaining employees, pursuant to which notes receivable from certain employees in connection with previous stock option exercises, together with associated interest and tax liabilities, aggregating $2.4 million, would be forgiven.

        During the quarter ended September 30, 2001, the Company performed an assessment of the carrying value of the remaining stockholder notes receivable. Based upon this assessment, a write down of $1,223,000 was recorded. Any recovery or gain related to these notes will be recognized when it is realized. The Company currently intends to continue collection efforts as these notes come due. When collections are made, any resulting gain or loss will be included in the statement of changes in net assets in liquidation for the period.

Warrants:

        The Company entered into an agreement with a national Internet Service Provider in 1995 to provide the equipment necessary for the Company's services. In connection with this agreement, the Company agreed to issue warrants to purchase 120,000 shares of common stock, although the warrant was not issued until an agreement as to its terms was finalized on February 12, 1999. The warrants entitle the holder to purchase 12,000 shares of common stock at $0.21 per share and 108,000 shares at $1.03 per share. The fair value of these warrants, as determined using the Black-Scholes model, was calculated to be approximately $849,000 and expensed as cost of revenues in the first quarter of 1999. In October 2000, these warrants were exercised in a net transaction resulting in the issuance of 98,331 shares of common stock.

        The Company issued a warrant to purchase up to 52,250 shares of common stock at a price of $60 per share (subject to adjustments under certain circumstances) in connection with the issuance of notes payable by Catapult prior to its acquisition by the Company. As the fair value of these warrants was determined to be immaterial at the date of issuance, no charge was recorded. The warrant expired unexercised on December 31, 2000. The Company had reserved 52,250 shares of common stock for the exercise of this warrant.

        On February 11, 1999, the Company entered into a Letter of Understanding with Yahoo! Inc. ("Yahoo!"), which outlines an arrangement to license to Yahoo! certain technology. As part of this arrangement, the Company issued Yahoo! a warrant to purchase 192,000 shares of common stock at an exercise price of $10.29 per share, which Yahoo! could exercise upon certain milestones being met. The final valuation of this warrant would not be established until all of the milestones have been met. This warrant expired unexercised on February 11, 2001.

1995 Stock Option/Stock Issuance Plan:

        During 1995, the Company adopted the 1995 Stock Option/Stock Issuance Plan (the Plan). The Plan was divided into an Option Grant Program under which employees may be granted options to purchase common stock and a Stock Issuance Program under which employees may be issued shares of common stock directly, either through the immediate purchase of such shares or for services rendered to the Company. Options were granted at an exercise price determined by the board of directors and were fully exercisable on date of grant, subject to repurchase (at the original price) by the Company. The repurchase right lapsed for 25% of the shares upon completion of one year of service and the balance in successive equal monthly installments over three years. Options expired ten years after issuance.

        On November 26, 2001, the Company's 1995 Stock Option/Stock Issuance Plan terminated when the Certificate of Dissolution was filed with the Secretary of the State of Delaware and hence no more stock option exercises are permitted.

1999 Stock Incentive Plan:

        In February 1999, the Company's Board of Directors approved the 1999 Stock Incentive Plan. A total of 2,500,000 shares of common stock were originally reserved for issuance under this plan, which is subject to annual increases. The annual increase for the year ended December 31, 2000 was 1,200,000, bringing total shares reserved to 3,700,000. The annual increase for the year ended December 31, 2001 was 1,460,349, bringing total shares reserved to 5,160,349. This plan provided for the grant of incentive and nonstatutory stock options and restricted stock to employees, directors and consultants. The Board of Directors determined the terms of the options and restricted stock grants on the date of issuance.

        On November 26, 2001, the Company's 1999 Stock Incentive Plan terminated when the Certificate of Dissolution was filed with the Secretary of the State of Delaware and hence no more stock option exercises are permitted.

1999 Directors' Stock Option Plan:

        In February 1999, the Company's Board of Directors approved the 1999 Directors' Stock Option Plan (the "Directors' Plan"). A total of 300,000 shares of common stock were reserved for issuance under the Directors' Plan. The Directors' Plan provides for an initial grant of an option to purchase 30,000 shares of common stock to each person who becomes a non-employee director after the effective date of the Directors' Plan. These options vest and become exercisable 25% annually upon the first, second, third and fourth anniversaries of the date of grant. The Directors' Plan also calls for annual grants upon each annual meeting of options to purchase 7,500 common shares, which option becomes exercisable and vested in full upon the fourth anniversary of the date of grant. Options must be granted at the fair market value on the date of grant and have a term of the lesser of ten years or the term of the optionees' service as a director. As of November 26, 2001 shares authorized under the Director's plan were 300,000.

        On November 26, 2001, the Company's 1999 Directors' Stock Option Plan terminated when the Certificate of Dissolution was filed with the Secretary of the State of Delaware and hence no more stock option exercises are permitted.

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

        Effective September 30, 2001, the Board of Directors of the Company terminated the Company's 1999 Stock Purchase Plan.

Other Stock Option Grants:

        Activity under the Company's stock option plans, including options granted in connection with the above Catapult, Resounding and AudioTalk acquisitions, is as follows:

	Options Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price
Balances, December 31, 1998	329,288	1,785,897	$1.33
Options additionally reserved	3,489,500
Options granted(1)	(3,297,299)	3,297,299	$13.73
Shares repurchased	11,526		$6.35
Options canceled	318,274	(318,274)	$6.92
Options exercised		(556,628)	$3.05

Balances, December 31, 1999	851,289	4,208,294	$10.40
Options additionally reserved(2)	1,497,601
Options granted(2)	(2,856,349)	2,856,349	$8.02
Options canceled(3)	1,040,924	(1,732,353)	$12.46
Options exercised		(311,633)	$1.77

Balances, December 31, 2000	533,465	5,020,657	$8.87
Options additionally reserved	1,460,349
Options granted	(2,941,500)	2,941,500	$0.79
Options canceled	3,749,208	(4,174,317)	$5.48
Options exercised		(89,876)	$0.09
Options canceled on plan termination, November 26, 2001	(2,801,522)	(3,697,964)	$5.71

Balances, December 31, 2001	—	—

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

        At December 31, 2001, 3,063 shares remain subject to the Company's right of repurchase, although the Company closed its stock transfer books on the Final Record Date.

        All option plans were terminated when the Certificate of Dissolution was filed with the Secretary of State on November 26, 2001 and all outstanding options were cancelled.

        There were no vested options at December 31, 2001. Options to purchase 2,242,779 and 2,216,849 shares were vested at December 31, 2000 and 1999 respectively.

        Through October 22, 2001, the Company recorded compensation expense related to certain stock options issued with exercise prices below the fair market value of the related common stock. The Company recorded compensation expense in the approximate amount of $863,000, $3,511,000 and $3,816,000 in 2001, 2000 and 1999, respectively. Upon the termination of the majority of the Company's workforce, the Company wrote off the remaining deferred stock-based compensation balance related to such stock options.

Pro Forma Stock-Based Compensation:

        The Company accounts for employee stock options under APB Opinion No. 25. Had the Company determined compensation expense under SFAS No. 123, the effect on the Company's net loss would have been as follows (in thousands, except per share amounts):

	Period from January 1 through October 22, 2001
		Years ended December 31,
		2000	1999
Net loss:
As reported	$(25,296)	$(180,889)	$(25,081)
Pro forma	$(29,130)	$(185,070)	$(28,195)
Net loss per share—basic and diluted:
As reported	$(0.89)	$(6.82)	$(1.60)
Pro forma	$(1.02)	$(6.98)	$(1.80)

        These pro forma results are not necessarily indicative of results that would have been expected in the future as additional grants were made each year and options vested over several years. Prior to the Company's initial public offering, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes option pricing model. The weighted average grant date fair value of the options granted or modified for the period from January 1, 2001 through October 22, 2001 and the years ended December 31, 2000 and 1999 was $0.79, $7.46, and $13.73, respectively.

        The following weighted average assumptions were used in the above calculations:

	2001	2000	1999
Risk free interest rate	4.43%	6.15%	5.47%
Expected life	4 years	4 years	3 years
Volatility	60.0%	60.0%	60.0%
Dividend yield	0.0%	0.0%	0.0%

12.    NET LOSS PER SHARE:

        A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	Period from January 1 through October 22, 2001	Year Ended December 31,
		2000	1999
Numerator—Basic and Diluted:
Net loss	$(25,296)	$(180,889)	$(25,081)
Denominator—Basic and Diluted:
Weighted average common shares outstanding	28,516	26,505	15,673
Basic and Diluted net loss per share	$(0.89)	$(6.82)	$(1.60)

        Options and warrants to purchase common and preferred shares, unvested common shares subject to repurchase by the Company and preferred securities are not included in the diluted loss per share calculations as their effect is antidilutive for all periods presented. These dilutive securities included common stock equivalents relating to unvested common stock and options and warrants to purchase common and preferred shares (as calculated using the treasury method) as of December 31, 2001, 2000 and 1999, as follows:

	December 31,
	2001	2000	1999
Unvested common stock	3,063	883,659	1,218,275
Options	—	5,020,657	4,208,294
Warrants	—	192,000	233,523

13.    EMPLOYEE BENEFIT PLAN:

        The Company created a 401(k) Plan to provide tax deferred salary deductions for all eligible employees. Participants could make voluntary contributions to the 401(k) Plan up to 20% of their compensation, not to exceed the annual 402(g) limitation for any plan year. The Company's matching contribution is discretionary as determined by the Board of Directors. During 2001, 2000 and 1999, the Company did not contribute to the Plan.

        Effective September 15, 2001, the Board of Directors of the Company terminated the 401(k) Plan.

14.    INCOME TAXES:

        No current provision or benefit for federal or state income taxes has been recorded for the period from January 1, 2001 through October 22, 2001 and for the years ended December 31, 2000 and December 31, 1999 as the Company has incurred net operating losses since inception and has no carryback potential. Upon the adoption of the liquidation basis of accounting on October 22, 2001, the Company ceased to record any deferred tax assets or liabilities.

        At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $163,717,000, available to offset future regular and alternative minimum taxable income. The Company's net operating loss carryforwards expire on various dates after 2001, if not utilized. The federal credit, if not utilized, will expire on various dates after the year 2009. Due to changes in the Company's ownership in 1995 and 1997, future utilization of a portion of the net operating loss carryforwards will be subject to certain limitations of annual utilization as defined by the Tax Reform Act of 1986.

        The components of the net deferred tax assets at December 31, 2000 comprised (in thousands):

Net operating loss carryforwards	$38,742
Tax credit carryforwards	1,812
Accruals and reserves	851
Discontinued operations	2,682
Property plant and equipment	5,007
Deferred tax liability from acquisitions	—

49,094
Less valuation allowance	(49,094)

Net deferred tax assets	$—

        Due to uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax assets.

        The difference between the statutory rate of approximately 34% and the Company's effective tax rate is due primarily to the valuation allowance established to offset the deferred tax assets. The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference the years ended December 31, 2000 and 1999 as follows:

	2000	1999
Provision computed at federal statutory rate	(34)%	(34)%
State taxes	(6)	(6)
Tax credit carryforwards	—	(2)
Change in valuation allowance	10	35
Impairment of goodwill related to tax-free acquisitions	29	—
Other permanent differences	1	10
Other	1	(3)

Provision for income taxes	0%	0%

15.    RELATED PARTY TRANSACTIONS:

        One of the Company's former major customers is also an investor. The Company had revenue transactions in the normal course of business with this customer totaling, $782,000 and $2,110,800 in the years ended December 31, 2000 and 1999, respectively. There were no transactions with this customer for the year ended December 31, 2001.

16.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (in thousands):

	Period from January 1 through October 22, 2001	Year Ended December 31,
		2000	1999
Cash paid for interest	$77	$136	$213
Supplemental disclosure of non-cash investing and financing activities:
Net assets exchanged in sale of Live Communities to GameSpy	$6,395	$—	$—
Note issued in connection with insurance premium	$412	$—	$—
Issuance of common stock in connection with acquisition of AudioTalk and RTI	$—	$107,894	$22,601
Exercise of common stock options for notes receivable	$—	$337	$1,204
Repurchase of common stock in settlement of notes receivable	$—	$(45)	$—
Cancellation of common stock in settlement of accounts receivable	$(157)	$—	$—
Financing cost in conjunction with common stock warrant	$—	$—	$849
Compensation accrued for options granted	$—	$—	$215
Forgiveness of notes receivable from stockholders	$969	$—	$—

17.    SUBSEQUENT EVENTS:

Liquidating Distribution to Stockholders.

        On or about March 12, 2002, the Company made an initial liquidating distribution to stockholders of record as of November 26, 2001 of $0.18 per share totaling approximately $5,113,000.

Retention Bonus Payout:

        As the Company was able to make an initial liquidating distribution in excess of $1.5 million, it paid out retention bonuses totaling $0.5 million on March 5, 2002.

Lease Termination:

        On January 18, 2002, HearMe signed a lease termination settlement agreement with The Martin Group, for its facility located at 685 Clyde Avenue in Mountain View, California, terminating the lease effective January 18, 2002 in consideration of the payment by HearMe of a fee of $600,000 along with the forfeiture of the deposit in the amount of $104,000 and the transfer by HearMe to The Martin Group of all furnishings at this location.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HearMe

        Our audits of the consolidated financial statements referred to in our report dated March 12, 2002 appearing on page 26 also included an audit of the financial statement schedule listed in Item 14[a]2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
March 12, 2002

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the period from January 1, 2001 through October 22, 2001 and for the years ended December 31, 2000 and 1999: (in thousands)

Allowances for Doubtful Accounts	Balance at the beginning of the year	Additions charged to costs and expenses	Charged to other accounts	Deductions	Balance at the end of the period
2001	686	404	—	(1,039)	51
2000	415	1,171	(160)	(740)	686
1999	20	398	—	(3)	415

Quarterly Financial Data (unaudited)

        The following tables set forth unaudited consolidated statements of operations data for the seven quarters ended September 30, 2001 and for the period from October 1, 2001 through October 22, 2001. This data has been derived from unaudited interim consolidated financial statements prepared on the same basis as our audited consolidated financial statements contained in this report and, in our opinion, include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our consolidated financial statements and notes to our consolidated statements appearing elsewhere in this report. Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

		Three Months Ended
	Period From Oct 1- Oct 22, 2001
		Sep. 30, 2001	Jun. 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sept. 30, 2000	Jun. 30, 2000	Mar. 31, 2000
		(in thousands, except per share amounts)
Consolidated statement of operations:
Net revenues	$1,231	$(299)	$612	$2,681	$3,580	$3,065	$4,362	$2,912
Gross profit	1,093	(1,079)	231	2,181	3,247	2,620	3,690	2,688
Income (loss) from continuing operations	599	(14,166)	(6,469)	(5,259)	(114,515)	(19,689)	(21,118)	(8,708)
Loss from discontinued operations	—	—	—	—	(1,999)	(2,071)	(2,542)	(2,737)
Loss on disposal of discontinued operations	—	—	—	—	(7,510)	—	—	—

Net income (loss)	$599	$(14,166)	$(6,469)	$(5,259)	$(124,024)	$(21,760)	$(23,660)	$(11,445)

Net income (loss) per common share:
Basic and diluted	$0.02	$(0.50)	$(0.23)	$(0.18)	$(4.39)	$(0.78)	$(0.87)	$(0.50)
Shares used in per share calculations—basic and diluted:	28,562	28,601	28,269	28,446	28,253	27,898	27,097	23,109

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their positions and ages as of March 14, 2002 are shown in the table below:

Name	Age	Position
James Schmidt	49	President, Chief Executive Officer and Director
Joyce Keshmiry	56	Chief Financial Officer

        James Schmidt, President, Chief Executive Officer and Director, joined HearMe in December 1998. Mr. Schmidt has served as HearMe's President and Chief Executive Officer since August 2001. He initially served as the Vice President, Engineering, and Executive Vice President, Engineering prior to his appointment as Chief Technology Officer in September 2000. From December 1986 to December 1998, Mr. Schmidt worked for Adaptec Inc., a data storage company, where he served in a number of positions, including Vice President and Chief Information Officer, Vice President, Process Development and Infrastructure and Vice President, Engineering. Mr. Schmidt received both a B.S. degree in Electrical Engineering and an M.S. degree in Electrical Engineering from Wichita State University.

        Joyce Keshmiry, Chief Financial Officer, joined HearMe in November 1996. She initially served as Corporate Controller. In August 2001, Ms. Keshmiry was appointed Chief Financial Officer. From September 1995 to November 1996, Ms. Keshmiry worked for Catapult Entertainment, Inc., a developer and marketer of a subscription-based service that was acquired by HearMe in 1996, where she served as Corporate Controller. From 1989 to 1995, Ms. Keshmiry served as the Corporate Controller of Interactive Network Inc., a subscription-based service. From 1984 to 1989, Ms. Keshmiry held a number of financial positions with Data General Corp., a hardware and software company. Ms. Keshmiry received a B.A. degree in Business Administration from St. Mary's College in Moraga, California.

        Our directors and their ages as of March 14, 2002 and certain other information about them are set forth below:

Name of Nominee	Age	Principal Occupation	Director Since
Paul Matteucci	46	Venture Partner, US Venture Partners	1995
Brian Apgar	47	CEO, First IP Networks	1995
James Schmidt	49	Chief Executive Officer of the Company	2001
Robert Csongor	39	Former Chief Executive Officer, HearMe	2000
William McCall(1)(2)	41	Managing Partner of CEA Media and Technology Fund	1997
Jeremy Verba(1)	38	General Manager, AOL by Phone	2000

(1)
Member of Audit Committee

(2)
Member of Compensation Committee

        The names of former directors who served during 2001, their ages as of March 14, 2002, and certain other information about them are set forth below:

Name of Former Directors	Age	Principal Occupation	Director Since
David A. Brown(2)	57	Retired Management Consultant to various high technology companies	1995

(2)
Former member of Compensation and Audit Committee.

        There are no family relationships among any of the directors or executive officers of the Company.

        Paul Matteucci, Chairman, was a co-founder of the Company and was Chief Executive Officer from May 1995 until September 2000. He became a Director in May 1995. Mr. Matteucci joined US Venture Partners, a venture capital fund, in February 2001 as a venture partner. From December 1994 to May 1995, Mr. Matteucci was a Resident Entrepreneur at Institutional Venture Partners, a venture capital firm. From July 1986 to December 1994, Mr. Matteucci held various positions at Adaptec, Inc., a data storage company, including Vice President and General Manager. Prior to joining Adaptec, Inc., Mr. Matteucci held positions with Texas Instruments, a semiconductor and digital signal processing company. Mr. Matteucci currently serves as a director for numerous private companies including FaceTime Communications Inc., Homestead.com Incorporated and HelloBrain.com. Mr. Matteucci received a M.B.A. from Stanford University and an M.A. from Johns Hopkins School of Advanced International Studies. Mr. Matteucci received his undergraduate degree from the University of Pacific in Stockton, California.

        Brian Apgar, has served as a Director since he co-founded HearMe in January 1995. He also served as Chief Entrepreneur, President, Vice President, Development, General Manager, and Chief Operating Officer until June 2000. Mr. Apgar is currently CEO of First IP Networks. From October 1993 to January 1995, Mr. Apgar served as a Resident Entrepreneur and in other consulting capacities for several venture capital firms, including Merrill Pickard Anderson & Eyre, Sigma Partners and Institutional Venture Partners Mr. Apgar holds a B.A. in Physics from Princeton University.

        James Schmidt, has served as a Director of the Company since August 2001. Mr. Schmidt has served as HearMe's Chief Executive Officer since August 2001 and its Chief Technology Officer since September 2000. Mr. Schmidt joined HearMe in December 1998 and prior to September 2000 had served as its Vice President, Engineering and Executive Vice President, Engineering. From December 1986 to December 1998, Mr. Schmidt worked for Adaptec Inc., a data storage company, where he served in a number of positions, including Vice President and Chief Information Officer, Vice President, Process Development and Infrastructure and Vice President, Engineering. Mr. Schmidt currently sits as a Board of Director Advisor for The Genesis Group. Mr. Schmidt received both a B.S. degree in Electrical Engineering and an M.S. degree in Electrical Engineering from Wichita State University.

        Robert Csongor, has served as a Director since September 2000. Mr. Csongor previously served as Chief Executive Officer of HearMe from September 2000 to August 2001. Mr. Csongor joined the Company in August 1996. He initially served as Director of Product Marketing and also as Vice President, Business Development and Marketing and as Executive Vice President and General Manager. From January 1995 to August 1996, he served as Director of Marketing at NVIDIA Corporation, a semiconductor company. From August 1986 to January 1995, Mr. Csongor served in various capacities at Adaptec, Inc., a data storage company including as Director of Marketing. Mr. Csongor holds a B.S. in Electrical Engineering from Villanova University.

        William McCall has served as a Director of the Company since November 1997. In May 2000, Mr. McCall became the Managing Partner of CEA Media and Technology Fund, a venture capital fund. Previously Mr. McCall served as Director, New Media Development of Cox Enterprises, a media company, from March 1997 to April 2000. From November 1994 to March 1997, Mr. McCall was a director of TCI Technology Ventures, the interactive division of TCI, a cable company. Mr. McCall holds a B.A. in History from Connecticut College.

        Jeremy Verba has served as a Director of the Company since September 2000. Mr. Verba previously served as President and Chief Operating Officer of HearMe from November 1999 through January 2001. Since May 2001, Mr. Verba has served as Vice President and General Manager of AOL by Phone. From April 1999 to November 1999, Mr. Verba served as Executive Vice President, Live Communities of HearMe. Previous to HearMe, Mr. Verba co-founded and served as president of E! Online, an Internet website, from November 1996 through April 1999. Prior to co-founding E! Online, Mr. Verba served as Vice President, Entertainment Ventures at CNET Network, Inc., a global media company, from January 1996 through November 1996, and as the director of new services for TCI Technology Ventures, a technology investment group, from June 1995 through January 1996. Mr. Verba received an M.B.A. from Harvard University and a B.S. from the Massachusetts Institute of Technology.

        David A. Brown served as a Director of the Company from June 1995 to August 2001. Mr. Brown currently sits on the Board of Directors of Quantum Corporation, a mass storage company he helped found in February 1980. Mr. Brown has also been a management consultant and board member for various technology companies since February 1992. Mr. Brown received a B.S. in Engineering from San Jose State University and an M.S. in Engineering from Santa Clara University.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the Company's common stock (collectively, "Reporting Persons") to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2001, all Reporting Persons complied with all applicable filing requirements, with the exception of reports due in December 2001 for Paul Matteucci and Jeremy Verba. These reports will be filed in March 2002.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth certain information concerning total compensation received for services rendered to the Company in all capacities during the period from January 1, 1999 to December 31, 2001 by (i) the Chief Executive Officer, (ii) each of the most highly compensated executive officers who were serving as of the end of fiscal 2001, and (iii) each of the two most highly compensated executive officers who were no longer serving as of the end of fiscal 2001, each of whose aggregate compensation during our last fiscal year exceeded, or would exceed on an annualized basis, $100,000 (the "Named Officers").

	Annual Compensation				Long-Term Compensation Securities Underlying Options(8)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(7)
Robert Csongor Director(1)	2001 2000 1999	217,755 231,875 174,500	150,000 — —	114,954 — —	1,100,000 90,000 125,000
James Schmidt Chief Executive Officer(2)	2001 2000 1999	238,351 230,500 204,198	150,000 — —	— — —	160,000 50,000 65,000
Joyce Keshmiry Chief Financial Officer(3)	2001 2000 1999	146,000 133,750 121,508	73,000 — —	— — —	10,000 20,000 15,000
Linda Palmor Former Officer(4)	2001 2000 1999	130,426 188,708 162,336	110,000 — —	117,104 — —	160,000 34,000 150,000
Greg Mrva Former Officer(5)	2001 2000 1999	171,091 158,542 219,700	— — —	541,981 — —	760,000 110,000 120,000
Frank Chu Former Officer(6)	2001 2000 1999	139,254 113,750 —	201,178 — —	— — —	— — —

(1)
Mr. Csongor served as Chief Executive Officer from September 2000 until August 2001.

(2)
Mr. Schmidt served as Chief Technology officer until August 2001, at which time he was promoted to the additional position of Chief Executive Officer.

(3)
Ms. Keshmiry became Chief Financial Officer in August 2001.

(4)
Ms. Palmor resigned as Chief Financial Officer in August 2001.

(5)
Mr. Mrva resigned as Executive Vice President, Operations in September 2001.

(6)
Mr. Chu was hired in April 2000 and resigned as General Manager, Executive Vice President Technology in August 2001.

(7)
Other Annual Compensation consisted of taxes paid by the Company in connection with loan forgiveness.

(8)
All option plans were terminated when the Certificate of Dissolution was filed with the Secretary of State of the State of Delaware on November 26, 2001.

        Therefore, there are no options outstanding or currently exercisable at December 31, 2001.

Option Grants

        The following table provides summary information regarding stock options granted to the Named Officers during the fiscal year ended December 31, 2001. The options were granted pursuant to the Company's 1995 Stock Option/Stock Issuance Plan, the 1999 Stock Incentive Plan and grants outside of the Plan. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent how our stock performed. The actual stock price appreciation over the ten-year option terms are far below the assumed 5% and 10% levels, and all options listed have terminated without being exercised by the Named Officer.

Option Grants in Last Fiscal Year

	Individual Grants						Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term
Name	Number Of Securities Underlying Options Granted(1)	Percent Of Total Options Granted To Employees In Fiscal Year		Exercise Price ($/Share)		Expiration Date(1)	5%		10%
Rob Csongor	700,000 400,000	23.8 13.6	% %	$ $	0.40 1.25	8/10/02 8/10/02	$ $	14,000 51,250	$ $	28,000 105,000
James Schmidt	100,000 60,000	3.4 2.04	% %	$ $	0.40 1.31	4/23/11 1/15/11	$ $	25,156 49,431	$ $	63,750 125,268
Joyce Keshmiry	10,000	0.34%			$1.31	1/15/11		$8,214		$20,853
Linda Palmor	100,000 60,000	3.4 2.4	% %	$ $	0.40 1.31	8/21/02 8/21/02	$ $	2,000 8,057	$ $	4,000 16,506
Greg Mrva	700,000 60,000	23.8 2.4	% %	$ $	0.56 1.31	10/5/02 10/5/02	$ $	19,600 8,057	$ $	39,200 16,506
Frank Chu	—	—			—	—		—		—

The Company granted stock options representing 2,941,500 shares to employees in the last fiscal year.

(1)
All option plans were terminated when the Certificate of Dissolution was filed with the Secretary of State of the State of Delaware on November 26, 2001. Therefore, there are no options outstanding or currently exercisable at December 31, 2001.

Option Exercises and Holdings

        The Named Executive Officers exercised no options during 2001. On November 26, 2001, all of the Company's stock option plans were terminated when the Certificate of Dissolution was filed with the Secretary of State of Delaware. Therefore at December 31, 2001, there were no options outstanding exercisable or unexercisable.

Executive Retention Plan

        On May 30, 2001, the Compensation Committee, acknowledging the challenges faced by the executive team in the current business climate, established an executive retention plan (the "Executive Retention Plan"). Under this plan, the members of the executive team were granted options to purchase shares of the Company's common stock and/or retention bonuses. In addition, a portion of loans owed to the Company in connection with the purchase of the Company's common stock by certain of these individuals was forgiven. The loan forgiveness was effected through the repurchase of these shares of common stock at an effective price per share equal to the fair market value on the date of repurchase, through the partial or total cancellation of the promissory note evidencing the loan. The amounts shown in the following table reflect the amount of the loan forgiveness excluding accrued interest, but do not take into account the fair market value of the stock being repurchased, which would have the effect of lowering the amount of compensation being given to the individual.

Name	Amount of Loan Forgiveness(1)	Retention Bonus(2)	Option Grants(3)
Robert Csongor	$110,000	$150,000	700,000
James Schmidt	—	150,000	100,000
Joyce Keshmiry	41,028	73,000	—
Jeremy Verba(4)	200,000	—	—
Linda Palmor	110,000	110,000	100,000
Greg Mrva(5)	602,876	—	700,000
All executive officers as a group	$1,187,348	$700,000	1,700,000

(1)
With the exception of Messrs. Mrva and Verba, the loan forgiveness took place on the earlier of the close of sale of the Company, or the date upon which the individual's services were no longer required. In each case, including Mr. Mrva but excluding Mr. Verba, the Company reimbursed the individual for the taxes associated with the loan forgiveness, including any taxes payable upon such reimbursement. At the time of forgiveness, accrued interest on the loans was also forgiven.

(2)
Retention bonuses were payable on the earlier of (1) the close of sale of the Company, (2) the date upon which the individual's services are no longer required, or (3) November 30, 2001. All retention bonuses have been paid as of December 31, 2001.

(3)
With the exception of Mr. Mrva, the options were granted on April 23, 2001 with an exercise price of $.40 per share. All options, including Mr. Mrva's, vested on the earlier of the close of a sale of the Company or February 28, 2002, providing they were still providing services to the Company. All of these options terminated on November 26, 2001, the date the Company closed its stock transfer books and filed the Certificate of Dissolution.

(4)
The loan forgiveness for Mr. Verba was to be effective upon the sale of the Company, provided that Mr. Verba was not asked to serve on the Board of Directors of the acquiring entity. The loan forgiveness will not be effective due to the filing of the Plan of Dissolution.

(5)
The Company repurchased from Mr. Mrva 39,809 shares, at fair market value, on May 30, 2001. The total amount of the repurchase, $22,293, was applied to Mr. Mrva's loan balance. $200,000 of Mr. Mrva's loan was also forgiven effective May 30, 2001. A further $330,000 of Mr. Mrva's loan was forgiven, per the terms of his agreement, on the sale of all or substantially all of the assets of the Company, and the Company repurchased 65,685 shares at fair market value and applied $4,795 to the loan on October 5, 2001. Mr. Mrva requested per the terms of his agreement that the Company additionally repurchase from Mr. Mrva 14,506 shares, at fair market value, on October 5, 2001. The total amount of the repurchase, $1,058, was applied to Mr. Mrva's loan and an additional $44,730 was forgiven at the same time.

  The stock options granted to Mr. Mrva on May 30, 2001 with an exercise price of $0.56 per share. All of these options terminated on November 26, 2001, the date the Company closed its stock transfer books and filed the Certificate of Dissolution.

        On September 14, 2001, the Company entered into additional retention agreements with certain key executives and employees, in recognition of their services to HearMe based on the performance of such employees and officers, including during the liquidation process. The Board believes that such arrangements are in the best interests of HearMe and its stockholders in order to (i) retain the key individuals best-suited to participate in the process of winding down the Company and liquidating its assets in order to maximize the potential return to the Company's stockholders, and (ii) provide such individuals with an incentive to maximize the return to the Company's stockholders. These retention agreements are as follows:

James Schmidt (Chief Executive Officer):

  •
  In connection with his promotion to Chief Executive Officer, Mr. Schmidt received an increase in his base salary from $233,000 per year to $250,000 per year.

  •
  As an incentive for continued employment, rather than being paid in a single lump sum on November 30, 2001, the $150,000 retention bonus reflected in the Executive Retention Plan was earned and paid out on a weekly basis in $10,000 installments, effective as of August 24, 2001. The bonus would have been payable in full if HearMe had undergone a Change of Control prior to November 30, 2001 or if HearMe without Cause had terminated Mr. Schmidt's employment. If Mr. Schmidt's employment had been terminated other than by HearMe without Cause, the remaining bonus would have been forfeited.

  •
  As an incentive to maximize stockholder value in the liquidation process, in the event that more than an aggregate of $1.5 million is available for distribution to stockholders pursuant to the Plan, then Mr. Schmidt is entitled to a bonus in an amount equal to 5% of the amount in excess of $1.5 million. If HearMe terminates Mr. Schmidt's employment for Cause or Mr. Schmidt voluntarily terminates his employment prior to any such distribution, the bonus in connection with such distribution is forfeited. In connection with the Company's initial distribution to stockholders at $0.18 per share, the incentive in the amount of $205,908 was paid to Mr. Schmidt on March 5, 2002.

Michael Cottle (Vice President, Sales):

  •
  As an incentive for continued employment, rather than being paid in a single lump sum on November 30, 2001, the $50,000 retention bonus reflected in the Executive Retention Plan was to be earned and paid out on a weekly basis in 15 equal installments, effective as of August 24, 2001. The bonus would have been payable in full if HearMe had undergone a Change of Control prior to November 30, 2001 or if HearMe without Cause had terminated Mr. Cottle's employment. If Mr. Cottle's employment had been terminated other than by HearMe without Cause, the remaining bonus would have been forfeited. Since HearMe terminated Mr. Cottle's employment without Cause in October 2001, the remaining installments were earned and paid upon his termination.

  •
  As an incentive to maximize stockholder value in the liquidation process, in the event that more than an aggregate of $1.5 million is available for distribution to stockholders pursuant to the Plan, then Mr. Cottle is entitled to a bonus in an amount equal to 5% of the amount in excess of $1.5 million. If HearMe had terminated Mr. Cottle's employment for Cause or Mr. Cottle had voluntarily terminated his employment prior to any such distribution, the bonus in connection with such distribution would have been forfeited. HearMe terminated Mr. Cottle's employment without Cause in September 2001. In connection with the Company's initial distribution to stockholders at $0.18 per share, the incentive in the amount of $205,908 was paid to Mr. Cottle on March 5, 2002.

Joyce Keshmiry (Chief Financial Officer):

  •
  As an incentive to maximize stockholder value in the liquidation process, in the event that more than an aggregate of $1.5 million is available for distribution to stockholders pursuant to the Plan, then Ms. Keshmiry is entitled to a bonus in an amount equal to 1% of the amount in excess of $1.5 million. If HearMe terminates Ms. Keshmiry's employment for Cause or Ms. Keshmiry voluntarily terminates her employment prior to any such distribution, the bonus in connection with such distribution is forfeited. In connection with the Company's initial distribution to stockholders at $0.18 per share, the incentive in the amount of $41,182 was paid to Ms. Keshmiry on March 5, 2002.

John Theodorakis (Vice President, General Counsel):

  •
  As an incentive to maximize stockholder value in the liquidation process, in the event that more than an aggregate of $1.5 million is available for distribution to stockholders pursuant to the Plan, then Mr. Theodorakis is entitled to a bonus in an amount equal to 1% of the amount in excess of $1.5 million. If HearMe had terminated Mr. Theodorakis' employment for Cause or Mr. Theodorakis had voluntarily terminated his employment prior to any such distribution, the bonus in connection with such distribution would have been forfeited. HearMe terminated Mr. Theodorakis' employment without Cause in January 2002. In connection with the Company's initial distribution to stockholders at $0.18 per share, the incentive in the amount of $41,182 was paid to Mr. Theodorakis on March 5, 2002.

Greg Mrva (Executive Vice President, Operations):

  •
  The letter agreement dated June 19, 2001 by and between Mr. Mrva and the Company (the "Prior Mrva Agreement") was amended to clarify the definition of "Change of Control" thereunder and to clarify that in order to receive the benefits under the Prior Mrva Agreement, Mr. Mrva would not be required to provide three months service to the acquirer if the Change of Control is a sale of all or substantially all of the assets of the Company or a substantially equivalent licensing transaction.

  The Company has not agreed at this time to provide any severance to the individuals listed above, except to Ms. Keshmiry other than that set forth in the Executive Retention Plan.

Compensation of Directors

        Except for reimbursement for reasonable travel expenses relating to attendance at Board meetings and the grant of stock options, directors have not been compensated for their services as directors. Directors who are employees of the Company have also been eligible to participate in the Company's 1999 Stock Incentive Plan and 1999 Employee Stock Purchase Plan. Directors who are not employees of the Company were eligible to participate in the Company's 1999 Stock Incentive Plan and 1999 Directors' Stock Option Plan.

        Under our 1999 Directors' Stock Option Plan, or Directors' Plan, each non-employee director who first became a non-employee director after our initial public offering received an automatic initial grant of an option to purchase 30,000 shares of common stock upon appointment or election. Initial grants to non-employee directors became exercisable in installments of 25% of the total number of shares subject to the option on the first, second, third and fourth anniversaries of the date of grant. The Directors' Plan also provided for annual grants, on the date of each annual meeting of our stockholders, to each non-employee director who had served on the Company's Board of Directors for at least six months. The annual grant to non-employee directors is an option to purchase 7,500 shares of common stock, which option would become exercisable in full on the fourth anniversary of the date of grant. The exercise price of all stock options granted under the Directors' Plan is equal to the fair market value of a share of our common stock on the date of grant of the option.

        Under this plan, on January 2, 2001, a grant of an option to purchase 30,000 shares of common stock at a price of $0.625 per share was made to Jeremy Verba. On April 30, 2001 grants of options to purchase 7,500 shares of common stock at a price of $0.34 per share were made to David Brown, William McCall and Jeremy Verba. The shares under the options were to vest 100% after 4 years, subject to continued service as a member of the Board of Directors. All of these options terminated on November 26, 2001, the date the Company closed its stock transfer books and filed the Certificate of Dissolution.

        In the event of a sale of all or substantially all of the assets of the Company or the merger or consolidation of us with or into another corporation in which the ownership of more than 50% of the total combined voting power of our outstanding securities changes hands, all outstanding options would have accelerated and become fully vested effective upon the consummation of the transaction.

        On November 26, 2001, the Company's 1999 Directors' Stock Option Plan terminated when the Certificate of Dissolution with the Secretary of the State of Delaware was filed.

        The Company has entered into indemnification agreements with each member of the Board of Directors and some of its officers providing for the indemnification of such person to the fullest extent authorized, permitted or allowed by law.

        The Company has agreed to forgive outstanding loans to certain directors. See "Executive Retention Plan" above.

        We have retained BPM to assist in the management of the continued wind-down of HearMe. It is currently contemplated that during the second quarter of 2002 all of our existing employees, officers and directors will resign and that a representative from BPM will be appointed as our sole officer and director to oversee the liquidation and dissolution process. BPM will handle all remaining affairs for the Company, including the final disposition of our remaining assets and settlement of any outstanding liabilities. Fees for BPM's professional services are based on an hourly rate of the individual performing the work. It is estimated that the fees of BPM or any successor management company will range from an aggregate of $350,000 to $500,000 for three year liquidation process.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

        During fiscal 2001, none of HearMe's executive officers served on the board of directors of any entities whose directors or officers serve on HearMe's Compensation Committee. No current or past executive officers of HearMe serve on our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information with respect to the beneficial ownership of the shares of the Company's common stock on a fully-diluted basis as of March 14, 2002 by:

  •
  each person who is known by the Company to own beneficially more than 5% of the Company's common stock on a fully-diluted basis;

  •
  each director, the Chief Executive Officer and each executive officer named in the Summary Compensation Table of this statement; and

  •
  all directors and executive officers of the Company as a group.

        Except as otherwise noted, the address of each person listed in the table is c/o HearMe, 6200 Stoneridge Mall Road, 3rd Floor, Pleasanton, CA 94588. The table includes all shares of common stock beneficially owned by the indicated stockholder as of March 14, 2002. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and is based upon publicly available filings with the SEC as of March 14, 2002. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 14, 2002 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage of ownership of any other person. To the knowledge of the Company, except as otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

        The percent of beneficial ownership for each stockholder is based on 28,402,908 shares of common stock outstanding as of March 14, 2002. An "*" indicates ownership of less than 1%.

Name	Shares Beneficially Owned	Percent of Class
Accel Partners(1)	2,846,719	10.0%
Performance Specialist Group, LLC(2)	1,603,263	5.6%
Paul Matteucci	581,078	2.0%
Brian Apgar	279,494	1.0%
James Schmidt	5,431	*	%
Robert Csongor	5,730	*	%
William McCall	1,000	*	%
Jeremy Verba	63,831	*	%
Joyce Keshmiry	41,603	*	%
Linda Palmor	3,730	*	%
Greg Mrva	17,970	*	%
Frank Chu	528,231	1.9%
David A. Brown	175,758	*	%
All executive officers and directors as a group (7 persons)	978,167	3.4%

(1)
The number of shares indicated as beneficially owned by Accel Partners consists of:

•
2,619,379 shares held by Accel IV L.P.

•
105,803 shares held by Accel Investors 94 L.P.

•
54,332 shares held by Accel Keiretsu L.P.

•
62,909 shares held by Ellmore C. Patterson Partners

•
54,437 shares held by Accel Internet Investors '99 (C) L.P.

•
7,510 shares held by Accel V L.P.

•
4,256 shares held by Accel Investors '96 (B) L.P.

•
1,002 shares held by Accel Internet Strategic Technology Fund L.P.

  The address of Accel Partners is 428 University Avenue, Palo Alto, California 94301.

(2)
The address of Performance Specialist Group, LLC is 14 Wall Street, 27th Floor, New York, New York, 10005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Promissory Notes:

        The directors and executive officers listed on the table below have executed full-recourse promissory notes in favor of the Company in excess of $60,000. All of the notes listed below were executed in connection with the purchase of shares of the Company's common stock, and if the notes are not paid back when due, the Company may seek repayment from the personal assets of the defaulting director or executive officer. Only Mr. Verba's note is due on April 29, 2002.

Name	Date of Note	Amount	Interest Rate
Jeremy Verba Director	04/13/99	$487,868.90	4.99%
Greg Mrva Former Executive Officer	1/25/99	$602,876.52	4.64%
Linda Palmor Former Executive Officer	02/05/99	$221,398.31	4.71%
Robert Csongor Director and Former Chief Executive Officer	11/22/98	$123,594.00	4.51%

        During 2001, the following promissory notes were forgiven as part of the Executive Retention Plan:

Name	Date of Note	Amount	Interest Rate
Greg Mrva Former Executive Officer	1/25/99	$602,876.52	4.64%
Linda Palmor Former Executive Officer	02/05/99	$110,000.00	4.71%
Robert Csongor Director and Former Chief Executive Officer	11/22/98	$110,000.00	4.51%

The company has entered into the retention plans, See "Executive Compensation—Executive Retention Plan" under Item 11.

We have retained BPM to assist in the management of the continued wind-down of HearMe. It is currently contemplated that during the second quarter of 2002 all of our existing employees, officers and directors will resign and that a representative from BPM will be appointed as our sole officer and director to oversee the liquidation and dissolution process. BPM will handle all remaining affairs for the Company, including the final disposition of our remaining assets and settlement of any outstanding liabilities. Fees for BPM's professional services are based on an hourly rate of the individual performing the work. It is estimated that the fees of BPM or any successor management company will range from an aggregate of $350,000 to $500,000 for three year liquidation process.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

(1)
Consolidated Financial Statements: (see index on page 25 of this report)

            —Report of Independent Accountants

            —Statement of Net Assets in Liquidation

            —Consolidated Balance Sheet

            —Statement of Changes in Net Assets in Liquidation

            —Consolidated Statements of Operations

            —Consolidated Statements of Stockholders' Equity (Deficit)

            —Consolidated Statements of Cash Flows

            —Notes to the Consolidated Financial Statements

  (2)
  Consolidated Financial Statement Schedule. The following financial statement schedule of the Registrant for the period from January 1, 1999 through October 22, 2001 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant.

        Schedule II—Valuation and qualifying accounts

        All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3)
Exhibits

Number		Description
2.1		Agreement and Plan of Merger dated as of September 27, 1999 among HearMe, ITR Acquisition Corp. and Resounding Technology, Inc.(1)
2.2		Plan of Liquidation and Dissolution.(8)
2.3		Asset Purchase Agreement dated December 19, 2001 by and among HearMe, AudioTalk Networks, Inc., Resounding Technologies, Inc. and PalTalk Holdings, Inc.(7)
2.22		Agreement and Plan of Merger dated as of March 10, 2000 among HearMe, AT Acquisition Corp. and AudioTalk Networks, Inc.(2)
2.23		Asset Purchase Agreement dated as of December 18, 2000 by and between GameSpy Industries, Inc. and HearMe.(3)
3.2		Form of Amended and Restated Certificate of Incorporation.(4)
3.4		Amended and Restated Bylaws.(4)
4.1		Specimen Stock Certificate.(4)
4.3		Form of Common Stock Purchase Warrant, issued in connection with the Series D Preferred Stock financing.(4)
4.4		Warrant to Purchase Shares of Capital Stock dated November 18, 1996, issued by Mpath in favor of Intel Corporation.(4)
4.5		Common Stock Purchase Warrant dated February 12, 1999, issued by HearMe in favor of PSINet, Inc.(4)
4.6		Common Stock Purchase Warrant dated February 12, 1999, issued by HearMe in favor of PSINet, Inc.(4)
4.7		Common Stock Purchase Warrant dated February 11, 1999, issued by HearMe in favor of Yahoo! Inc.†(2)
4.8		Preferred Stock Purchase Warrant dated September 29, 1995, issued by HearMe in favor of Lighthouse Capital Partners, LP.(4)
4.9		Warrant to Purchase Stock dated July 29, 1998, issued by HearMe in favor of Greyrock Business Credit.(4)
4.10		Series E Preferred Stock Purchase Warrant dated January 15, 1999, issued by HearMe in favor of NationsBanc Montgomery Securities LLC.(4)
4.11		Convertible Senior Subordinated Promissory Note dated November 18, 1996, issued by HearMe to Viacom International, Inc.(4)
4.12		Secured Promissory Notes dated July 29, 1998 and December 24, 1998 issued by HearMe to Greyrock Business Credit.(4)
4.13		Fifth Amended and Restated Investors' Rights Agreement dated October 20, 1999.(2)
10.1	*	Form of Indemnification Agreement between HearMe and each of its officers and directors.(4)
10.2	*	1995 Stock Option/Stock Issuance Plan.(4)
10.3	*	1999 Stock Incentive Plan.(5)
10.4	*	1999 Employee Stock Purchase Plan.(5)
10.5	*	1999 Directors' Stock Option Plan.(4)
10.9		Application Development Agreement dated November 9, 1998 between HearMe and Intel Corporation.†(4)
10.10		Technology License Agreement dated April 15, 1996 between HearMe and SegaSoft Networks, Inc.†(4)
10.11		Amendment #1 to Technology License Agreement dated November 27, 1996 between HearMe and SegaSoft Networks, Inc.†(4)
10.12		Amendment #2 to Technology License Agreement dated March 28, 1998 between HearMe and SegaSoft Networks, Inc.†(4)

10.13		Amendment #3 to Technology License Agreement dated October 27, 1998 between HearMe and SegaSoft Networks, Inc.†(4)
10.15		Loan and Security Agreement dated July 29, 1998 between HearMe and Greyrock Business Credit, including the Related Schedule to Loan and Security Agreement dated July 29, 1998, the related Amendment to Loan Documents dated July 31, 1998, the related Patent and Trademark Security Agreement dated July 29, 1998, the related Supplement One to Patent and Trademark Security Agreement dated December 1, 1998 and the related Security Agreement in Copyrighted Works dated July 29, 1998.(4)
10.16		Industrial Lease dated December 1996 between HearMe and The Prudential Insurance Company of America and the related Nondisturbance and Attornment Agreement dated February 25, 1998.(4)
10.17		Industrial Lease dated July 30, 1999 between HearMe and Martin CBP Associates, LP. (11)
10.18		Loan and Security Agreement dated May 2, 2000 between HearMe and Silicon Valley Bank.(6)
10.19		Termination of Lease Agreement dated June 29, 2001 by and between Martin CBP Associates, L.P. and HearMe. (10)
10.20		Settlement Agreement with GameSpy Industries, Inc. dated October 8, 2001.(9)
10.21	*	Letter Agreement with Greg Mrva dated September 13, 2001.(9)
10.22	*	Letter Agreement with James Schmidt dated September 20, 2001.(9)
10.23	*	Letter Agreement with John Theodorakis dated September 20, 2001.(9)
10.24	*	Letter Agreement with Mike Cottle dated September 20, 2001.(9)
10.25	*	Letter Agreement with Joyce Keshmiry dated September 20, 2001.(9)
10.26	*	Letter Agreement with James Schmidt dated June 19, 2001.(9)
10.27	*	Letter Agreement with Greg Mrva dated June 19, 2001.(9)
10.28	*	Letter Agreement with Mike Cottle dated June 19, 2001.(9)
10.29	*	Letter Agreement with Joyce Keshmiry dated May 8, 2001.(9)
10.30	*	Letter Agreement with John Theodorakis dated May 8, 2001.(9)
10.31	*	Letter Agreement with Robert Csongor dated June 19, 2001.(9)
1032	*	Letter Agreement with Linda Palmor dated June 19, 2001.(9)
10.33	*	Letter Agreement with Frank Chu dated June 19, 2001.(9)
10.34	*	Engagement Letter dated January 18, 2002 with Burr, Pilger & Mayer LLP.
10.35		Termination Agreement dated January 18, 2002 between HearMe and Martin CBP Associates, LP.
21.1		Subsidiaries of HearMe: Catapult Entertainment, Inc., Resounding Technologies, Inc., AudioTalk Networks, Inc.
23.1		Consent of Independent Accountants.
24.1		Power of Attorney. See Page 72.

†
Confidential treatment granted as to certain portions of this Exhibit.

*
Management contract or compensatory plan or arrangement.

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

(3)
Incorporated by reference to Exhibit 2.1 previously filed as an Exhibit to HearMe's Form 8-K dated February 2, 2001.

(4)
Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to HearMe's Registration Statement on Form S-1 (File No. 333-72437) filed with the Commission on February 16, 1999, as amended.

(5)
Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to HearMe's Form 10-K dated March 30, 2000.

(6)
Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to HearMe's Form 10-Q dated August 14, 2000.

(7)
Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to HearMe's Form 8-K filed with the Commission on January 2, 2002. In accordance with Rule 601(b)(2) of Regulation S-K, certain schedules have been omitted. Copies of these schedules will be furnished supplementally to the Commission upon request.

(8)
Incorporated by reference to Appendix A of the Company's definitive proxy statement as filed with the Commission on August 31, 2001.

(9)
Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to HearMe's Form 10-Q filed with the Commission on November 14, 2001.

(10)
Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to HearMe's Form 10-Q filed with the Commission on August 14, 2001.

(11)
Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to HearMe's Form 10K/A filed with the commission on April 24, 2001.

(b)
Reports on Form 8-K.

  On October 30, 2001, the Company filed a report on Form 8-K with respect to the approval by the stockholders of the Plan of Liquidation and Dissolution.

  On January 2, 2002, the Company filed a report on Form 8-K with respect to the sale of certain assets to PalTalk.

  On February 27, 2002, the Company filed a report on Form 8-K with respect to the announcement of a cash distribution to stockholders of $0.18 per share.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearMe
By:
/s/ Joyce Keshmiry Joyce Keshmiry Chief Financial Officer

Date: March 15, 2002

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Schmidt and Joyce Keshmiry, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Schmidt James Schmidt	Director and Chief Executive Officer (Principal Executive Officer)	March 15, 2002
/s/ Joyce Keshmiry Joyce Keshmiry	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2002
/s/ Paul Matteucci Paul Matteucci	Chairman of the Board of Directors	March 15, 2002
/s/ Brian A. Apgar Brian A. Apgar	Director	March 15, 2002
/s/ Rob Csongor Rob Csongor	Director	March 15, 2002
/s/ William McCall William McCall	Director	March 15, 2002
/s/ Jeremy Verba Jeremy Verba	Director	March 15, 2002

EXHIBIT INDEX

Number		Description
2.1		Agreement and Plan of Merger dated as of September 27, 1999 among HearMe, ITR Acquisition Corp. and Resounding Technology, Inc.(1)
2.2		Plan of Liquidation and Dissolution.(8)
2.4		Asset Purchase Agreement dated December 19, 2001 by and among HearMe, AudioTalk Networks, Inc., Resounding Technologies, Inc. and PalTalk Holdings, Inc.(7)
2.22		Agreement and Plan of Merger dated as of March 10, 2000 among HearMe, AT Acquisition Corp. and AudioTalk Networks, Inc.(2)
2.23		Asset Purchase Agreement dated as of December 18, 2000 by and between GameSpy Industries, Inc. and HearMe. (3)
3.2		Form of Amended and Restated Certificate of Incorporation.(4)
3.4		Amended and Restated Bylaws.(4)
4.1		Specimen Stock Certificate.(4)
4.3		Form of Common Stock Purchase Warrant, issued in connection with the Series D Preferred Stock financing.(4)
4.4		Warrant to Purchase Shares of Capital Stock dated November 18, 1996, issued by Mpath in favor of Intel Corporation.(4)
4.5		Common Stock Purchase Warrant dated February 12, 1999, issued by HearMe in favor of PSINet, Inc.(4)
4.6		Common Stock Purchase Warrant dated February 12, 1999, issued by HearMe in favor of PSINet, Inc.(4)
4.7		Common Stock Purchase Warrant dated February 11, 1999, issued by HearMe in favor of Yahoo! Inc.†(2)
4.8		Preferred Stock Purchase Warrant dated September 29, 1995, issued by HearMe in favor of Lighthouse Capital Partners, LP.(4)
4.9		Warrant to Purchase Stock dated July 29, 1998, issued by HearMe in favor of Greyrock Business Credit.(4)
4.10		Series E Preferred Stock Purchase Warrant dated January 15, 1999, issued by HearMe in favor of NationsBanc Montgomery Securities LLC.(4)
4.11		Convertible Senior Subordinated Promissory Note dated November 18, 1996, issued by HearMe to Viacom International, Inc.(4)
4.12		Secured Promissory Notes dated July 29, 1998 and December 24, 1998 issued by HearMe to Greyrock Business Credit.(4)
4.13		Fifth Amended and Restated Investors' Rights Agreement dated October 20, 1999.(2)
10.1	*	Form of Indemnification Agreement between HearMe and each of its officers and directors.(4)
10.2	*	1995 Stock Option/Stock Issuance Plan.(4)
10.3	*	1999 Stock Incentive Plan.(5)
10.4	*	1999 Employee Stock Purchase Plan.(5)
10.5	*	1999 Directors' Stock Option Plan.(4)
10.9		Application Development Agreement dated November 9, 1998 between HearMe and Intel Corporation.†(4)
10.10		Technology License Agreement dated April 15, 1996 between HearMe and SegaSoft Networks, Inc.†(4)
10.11		Amendment #1 to Technology License Agreement dated November 27, 1996 between HearMe and SegaSoft Networks, Inc.†(4)
10.12		Amendment #2 to Technology License Agreement dated March 28, 1998 between HearMe and SegaSoft Networks, Inc.†(4)
10.13		Amendment #3 to Technology License Agreement dated October 27, 1998 between HearMe and SegaSoft Networks, Inc.†(4)

10.15		Loan and Security Agreement dated July 29, 1998 between HearMe and Greyrock Business Credit, including the Related Schedule to Loan and Security Agreement dated July 29, 1998, the related Amendment to Loan Documents dated July 31, 1998, the related Patent and Trademark Security Agreement dated July 29, 1998, the related Supplement One to Patent and Trademark Security Agreement dated December 1, 1998 and the related Security Agreement in Copyrighted Works dated July 29, 1998.(4)
10.16		Industrial Lease dated December 1996 between HearMe and The Prudential Insurance Company of America and the related Nondisturbance and Attornment Agreement dated February 25, 1998. (4)
10.17		Industrial Lease dated July 30, 1999 between HearMe and Martin CBP Associates, LP. (11)
10.18		Loan and Security Agreement dated May 2, 2000 between HearMe and Silicon Valley Bank.(6)
10.19		Termination of Lease Agreement dated June 29, 2001 by and between Martin CBP Associates, L.P. and HearMe.(10)
10.20		Settlement Agreement with GameSpy Industries, Inc. dated October 8, 2001.(9)
10.21	*	Letter Agreement with Greg Mrva dated September 13, 2001.(9)
10.22	*	Letter Agreement with James Schmidt dated September 20, 2001.(9)
10.23	*	Letter Agreement with John Theodorakis dated September 10, 2001.(9)
10.24	*	Letter Agreement with Mike Cottle dated September 10, 2001.(9)
10.25	*	Letter Agreement with Joyce Keshmiry dated September 10, 2001.(9)
10.26	*	Letter Agreement with James Schmidt dated June 19, 2001.(9)
10.27	*	Letter Agreement with Greg Mrva dated June 19, 2001.(9)
10.28	*	Letter Agreement with Mike Cottle dated June 19, 2001.(9)
10.29	*	Letter Agreement with Joyce Keshmiry dated May 8, 2001.(9)
10.30	*	Letter Agreement with John Theodorakis dated May 8, 2001.(9)
10.31	*	Letter Agreement with Robert Csongor dated June 19, 2001.(9)
10.32	*	Letter Agreement with Linda Palmor dated June 19, 2001.(9)
10.33	*	Letter Agreement with Frank Chu dated June 19, 2001.(9)
10.34	*	Engagement Letter dated January 18, 2002 with Burr, Pilger & Mayer LLP.
10.35		Termination Agreement dated January 18, 2001 between HearMe and Martin CBP Associates, LP.
21.1		Subsidiaries of HearMe: Catapult Entertainment, Inc., Resounding Technologies, Inc., AudioTalk Networks, Inc.
23.1		Consent of Independent Accountants.
24.1		Power of Attorney. See Page 72.

†
Confidential treatment granted as to certain portions of this Exhibit.

*
Management contract or compensatory plan or arrangement.

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

(7)
Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to HearMe's Form 8-K filed with the Commission on January 2, 2002. In accordance with Rule 601(b)(2) of Regulation S-K, certain schedules have been omitted. Copies of these schedules will be furnished supplementally to the Commission upon request.

(8)
Incorporated by reference to Appendix A of the Company's definitive proxy statement as filed with the Commission on August 31, 2001.

(9)
Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to HearMe's Form 10-Q filed with the Commission on November 14, 2001.

(10)
Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to HearMe's Form 10-Q filed with the Commission on August 14, 2001.

(11)
Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to HearMe's Form 10-K/A filed with the Commission on April 24, 2001.

QuickLinks

FORM 10-K REPORT TABLE OF CONTENTS
PART I.
  ITEM 1. BUSINESS
  Wind Down and Cessation of Business Operations
  Employees
  Products
  Marketing and Sales
  Customers
  Competition
  Proprietary Rights
  Certain Risks
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  Changes in Net Assets in Liquidation
  Results of Operations
  Liquidity and Capital Resources
  Recent Accounting Pronouncements
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Interest Rate Risk
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  REPORT OF INDEPENDENT ACCOUNTANTS
HEARME CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION (in thousands)
HEARME CONSOLIDATED BALANCE SHEET (in thousands, except per share data)
HEARME CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (in thousands)
HEARME CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
HEARME CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands)
HEARME CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
  SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Section 16(a) Beneficial Ownership Reporting Compliance
  ITEM 11. EXECUTIVE COMPENSATION
  Option Grants
Option Grants in Last Fiscal Year
  Option Exercises and Holdings
  Executive Retention Plan
  Compensation of Directors
  Compensation Committee Interlocks and Insider Participation in Compensation Decisions
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX