Form 10-Q
period 2002-03-31
HEARME
filed 2002-05-15
CIK 1078693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2002

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                     .

COMMISSION FILE NUMBER: 000-25399

HEARME

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94–3217317 (IRS Employer Identification No.)

c/o Burr, Pilger & Mayer LLP

600 California Street, Suite 1300

San Francisco, California 94108

(415) 677-4524

(Address, Including Zip Code and Telephone Number, Including Area Code, of the Registrant’s Principal Executive Offices)

Former Addresses:  6200 Stoneridge Mall Road, Third Floor, Pleasanton, CA 94588

685 Clyde Avenue, Mountain View, CA 94043

(Former name or former address, if changed since last year)

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

FORM 10-Q REPORT

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HEARME

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$2,338	$9,851
Accounts receivable	—	20
Patents and intellectual property	—	20
Property and equipment	—	50
Other assets	71	183
Total assets	$2,409	$10,124

LIABILITIES
Accounts payable.	$23	$75
Other current liabilities.	—	102
Reserve for estimated future costs during period of liquidation	2,234	4,743
Notes payable	—	91
Total liabilities	$2,257	$5,011

Net assets in liquidation	$152	$5,113

HEARME

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(in thousands)

Three Months
Ended
March 31, 2002
(unaudited)

Net assets in liquidation as of December 31, 2001	$5,113

Changes in net assets in liquidation:
Distribution to stockholders	(5,113)
Net loss on sale of property and equipment and patents and intellectual property	(2)
Increase in estimated future liabilities during period of liquidation	(27)
Increase in accounts payable and other liabilities	(20)
Net gain from repayment of notes receivable	113
Interest and other income	88
Total changes in net assets in liquidation	$(4,961)

Net assets in liquidation as of March 31, 2002	$152

The accompanying notes are an integral part of these condensed consolidated financial statements.

HearMe

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

                The accompanying unaudited condensed consolidated financial statements of HearMe and its wholly owned subsidiaries (the “Company”), have been prepared in conformity with generally accepted accounting principles for interim financial information for a company in voluntary liquidation and with the rules of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted.  In the opinion of the Company’s management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim period presented.  These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10–K filed with the Securities and Exchange Commission.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

                As a result of the Company’s plans to cease operations, the Company adopted the liquidation basis of accounting effective October 23, 2001.  Assets are consequently stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. The liquidation basis of accounting requires the Company to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. The estimated net realizable values of assets represent management’s best estimate of the recoverable value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any associated litigation may have on the net realizable value of the assets.  The assets are reported at their net realizable value until they are sold or liquidated.  There can be no assurance, however, that the Company will be successful in selling the assets at their estimated net realizable value.  Upon adoption of the liquidation basis of accounting, the Company recorded a reserve for estimated future costs during period of liquidation of approximately $5.9 million for costs to be incurred and potential liabilities, claims and contingencies during the liquidation period, which is expected to be completed by the end of 2004.  The changes in the reserve balance from December 31, 2001 through March 31, 2002 are detailed below (in thousands):

	December 31, 2001	Increase in Estimated Future Expenses		March 31, 2002

Estimated Future Liquidation Expenses			Cash Paid

Contract settlement	$1,437	$101	$(740)	$798
Insurance	1,164	(32)	(772)	360
Legal	778	17	(199)	596
Employee related expenses	772	(59)	(705)	8
Management fee	500	—	(36)	464
Other expenses	92	—	(84)	8
	$4,743	$27	$(2,536)	$2,234

2.  Liquidating Distributions

                As of April 1, 2002, the Company vacated all facilities and have no employees.  The Company has engaged Burr, Pilger and Mayer LLP to manage its wind down process, and on March 26, 2002, the Company announced the election of Stephen Mayer as the sole director of the Company and as President, Chief Executive Officer and Chief Financial Officer.

                The Board of Directors has not established a firm timetable for future distributions to stockholders, if any, although the Company does not currently expect to make more than a single liquidating distribution at or near the end of the three-year wind-down period mandated under Delaware law. The Board of Directors is, however, currently unable to predict the precise nature, amount or timing of any future distributions in connection with the Company’s wind down.  The actual nature, amount and timing of all distributions will be determined by the Board of Directors, in its sole discretion.  An initial cash distribution of $0.18 per share totaling approximately $5,113,000 was made to stockholders of record as of the final record date on or about March 12, 2002.  The proportionate interests of all of the stockholders of the Company have been fixed on the basis of their respective stock holdings at the close of business on the final record date, November 26, 2001, and after such date, any distributions made by the Company shall be made solely to stockholders of record on the close of business on the final record date, except to reflect permitted transfers.

3. Commitments and Contingencies

                On November 19, 2001, the Company was served with a complaint filed by Michael Ring and Frank Ring against the Company and GameSpy in the New York Supreme Court (the trial court), County of New York, alleging breach of a written lease relating to a facility in New York, New York which had been assigned to GameSpy and seeking damages of approximately $197,000.  In December 2001, the Company removed this matter to Federal District Court in New York.  The Company has conducted an investigation into this matter and believes that the Company has meritorious defenses to this claim.  Consequently, on December 14, 2001, the Company denied the allegations in the Company’s  Answer and Counterclaim.  Although the Company intends to vigorously defend this claim, the Company does not believe its ultimate resolution will have a materially adverse effect on the Company’s financial condition and funds available for distribution in dissolution.

                In addition, the Company continues to be subject to possible claims by third parties and related legal proceedings, including claims of alleged infringement of third–party intellectual property rights against the Company’s licensees or the Company, or claims related to the Company’s dissolution or related actions or matters.  Third party claims like these, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could materially and adversely affect the Company’s business, financial condition and funds available for distribution in a dissolution.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                This Management’s Discussion and Analysis of Results of Operations and Financial Condition and other parts of this Form 10-Q contain forward–looking statements that involve risks and uncertainties.  Words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends” and similar expressions identify forward–looking statements.  These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Certain Risks” and those appearing elsewhere in this Form 10-Q.  Readers are cautioned not to place undue reliance on these forward–looking statements, which reflect management’s analysis only as of the date hereof.  We assume no obligation to update these forward–looking statements to reflect actual results or changes in factors or assumptions affecting forward–looking statements.

Overview

                We ceased our ongoing business operations on October 22, 2001 when our stockholders approved the Plan.  We were a provider of VoIP application technologies that delivered increased productivity and flexibility in communications via next generation communications networks. The Company was incorporated and commenced operations in January 1995.  From inception through September 1996, our activities primarily consisted of recruiting employees and raising capital, performing product and technology development, engaging in marketing activities and negotiating strategic relationships.  In April 1999, we commenced licensing of our real-time interactive voice–enabled technology.

                On October 22, 2001, our stockholders approved the Plan of Liquidation and Dissolution (the "Plan").  As a result, the liquidation basis of accounting and financial statement presentation has been adopted subsequent to October 22, 2001.

                Our Board of Directors has not established a firm timetable for future distributions to stockholders, if any, although we do not currently expect to make more than a single liquidating distribution at or near the end of the three-year wind-down period mandated under Delaware law.  Our Board of Directors is, however, currently unable to predict the precise nature, amount or timing of any future distributions in connection with our wind down.  The actual nature, amount and timing of all distributions will be determined by our Board of Directors, in its sole discretion.   An initial cash distribution of $0.18 per share totaling approximately $5,113,000 was made to stockholders of record as of the final record date on or about March 12, 2002.  The proportionate interests of all of the stockholders of the Company have been fixed on the basis of their respective stock holdings at the close of business on the final record date, November 26, 2001, and after such date, any distributions made by the Company shall be made solely to stockholders of record on the close of business on the final record date, except to reflect permitted transfers.

Changes in Net Assets in Liquidation

Three Months Ended  March 31, 2002

                Distribution to Stockholders.  An initial cash distribution of $0.18 per share totaling approximately $5,113,000 was made in March 2002 to stockholders of record as of the final record date.

                Net Loss on Sale of Property and Equipment and Patents and Intellectual Property.  From January 1, 2002 through March 31, 2002, we received $21,000 from the sale of various patents and other intellectual property and realized a gain of $1,000 for the amount received in excess of the net book value.  From January 1, 2002 through March 31, 2002, we received $47,000 in cash and realized a loss on the write-down of HearMe’s remaining property and equipment in the amount of $3,000.

                Increase in Estimated Future Liabilities during the period of Liquidation.  From January 1, 2002 through March 31, 2002 we paid $2,536,000 in cash to settle liabilities included in the estimate of future liabilities established upon adoption of the liquidation basis of accounting and increased the reserve by $27,000 to more closely reflect our expectation of our future costs.

                Increase in Accounts Payable and Other Liabilities.  During the period January 1, 2002 through March 31, 2002, we paid $268,000 of accounts payable and other liabilities, including notes payable, recorded at December 31, 2001. We paid $23,000 of the estimated future liabilities during liquidation subsequent to the period ended March 31, 2002.  This amount has been reclassified to accounts payable at March 31, 2002. During the period January 1, 2002 through March 31, 2002 we reclassified $3,000 of the amount due under notes payable to estimated future liabilities during liquidation.

                Net Gain from Repayment of Notes Receivable.  We received $224,000 in repayment of notes receivable during March 2002 directly from the note holders.  These recoveries and subsequent revaluation of the balance on the notes receivable resulted in a net gain of $113,000 for the period January 1, 2002 through March 31, 2002.

                Interest and other income.  From January 1, 2002 through March 31, 2002 we earned $38,000 on the short-term investment of cash and received additional $50,000 in other miscellaneous cash refunds and payments.

Certain Risks

                If our contingency reserve is inadequate to cover expenses and liabilities through the wind-down process, stockholders may be liable to creditors of the Company for amounts previously received.

                A Certificate of Dissolution was filed on November 26, 2001 with the Secretary of State of the State of Delaware dissolving the Company.  Pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against the Company and enabling the Company gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets.  We have established a contingency reserve for payment of our expenses and liabilities during this three-year period.  Under the Delaware General Corporate Law, in the event the contingency reserve created by us is inadequate for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve.  The liability of any stockholder would be limited to the amounts previously received by such stockholder from the Company (and from any liquidating trust or trusts) as distributions.  Accordingly, in such event a stockholder could be required to return all such distributions previously made to such stockholder.  In such event, a stockholder could receive nothing from the Company.  Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable.  There can be no assurance that the contingency reserve established by the Company will be adequate to cover all expenses and liabilities.

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

                We closed our stock transfer books and discontinued recording transfers of common stock at the close of business on November 26, 2001, and filed the Certificate of Dissolution.  Thereafter, certificates representing the common stock are not assignable or transferable on the books of the Company except by will, intestate succession or operation of law.  The proportionate interests of all of the stockholders of the Company are fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after the final record date, any distributions made by the Company shall be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on the books of the Company as a result of any assignments by will, intestate succession or operation of law.  For any other trades after November 26, 2001, the seller and purchaser of the stock will need to negotiate and rely on “due-bill” contractual obligations between themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares.

                Our common stock has been delisted from the Nasdaq Stock Market.

                On August 14, 2001, the common stock was delisted from the Nasdaq National Market, due to its low trading price per share. With this delisting, the ability of stockholders to buy and sell shares may be materially impaired.  On August 15, 2001, the common stock commenced trading on the OTC Bulletin Board.  We closed our stock transfer books and discontinued recording transfers of common stock at the close of business on November 26, 2001, and filed the Certificate of Dissolution.  Thereafter, certificates representing the common stock are not assignable or transferable on the books of the Company except by will, intestate succession or operation of law.  For any other trades after November 26, 2001, the seller and purchaser of the stock will need to negotiate and rely on “due-bill” contractual obligations between themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares.

                After our wind down and initial distribution to stockholders there may be no cash to distribute to our stockholders and if there is cash to distribute, the timing of any such distribution is uncertain.

                Our Board of Directors has not established a firm timetable for future distributions to stockholders, if any, although we do not currently expect to make more than a single liquidating distribution at or near the end of the three-year wind-down period mandated under Delaware law.  Our Board of Directors is, however, currently unable to predict the precise nature, amount or timing of any future distributions in connection with our wind down.  The actual nature, amount and timing of all distributions will be determined by our Board of Directors, in its sole discretion.  An initial cash distribution of $0.18 per share totaling approximately $5,113,000 was made to stockholders of record as of the final record date on or about March 12, 2002.  The proportionate interests of all of the stockholders of the Company have been fixed on the basis of their respective stock holdings at the close of business on the final record date, November 26, 2001, and after such date, any distributions made by the Company shall be made solely to stockholders of record on the close of business on the final record date, except to reflect permitted transfers.

                Uncertainties as to the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to stockholders.  Claims, liabilities and expenses from operations (including operating costs, management fees, taxes, legal and accounting fees and miscellaneous expenses) will continue to be incurred.  These expenses will reduce the amount of assets available for ultimate distribution to stockholders.  However, no assurances can be given that available cash will be adequate to provide for the Company’s obligations, liabilities, expenses and claims and to make cash distributions to stockholders.  If such available cash is not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute any further cash to our stockholders.

                Our inability to reach profitability and our resulting dissolution could give rise to securities class action claims against us, which could deplete the proceeds that are to be distributed to stockholders.

                Securities class action claims have been brought against companies in the past where the market price of the Company’s securities has fallen due to an inability of the Company to achieve operational profitability.  Any such litigation could be very costly and divert our remaining resources from being available for distribution to our stockholders.  Any adverse determination in this kind of litigation could also deplete our cash position, and reduce proceeds that would otherwise be distributed to our stockholders.

                We may not be able to settle all of our obligations to creditors.

                We have certain current and future obligations to creditors.  These include, without limitation, long term contractual obligations associated with facilities leases and business agreements with customers and other third parties.  As part of the wind down process, we have negotiated the termination of most of our obligations to creditors, including most of our long-term facilities leases. We are working to negotiate settlements of all of our remaining obligations to creditors.  We cannot guarantee that we will be able to settle such obligations with each creditor.  If we are unable to reach an agreement with a creditor concerning a long-term obligation, that creditor may choose to bring a lawsuit against us.  Such litigation could delay or even prevent us from completing our intended wind down plan.  Moreover, amounts required to settle such long-term obligations will reduce the amount of remaining capital available for any distribution to stockholders.

                We will continue to incur the expenses of complying with public company reporting requirements.

                We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome.  In order to curtail expenses, we have requested relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act.  We anticipate that, if such relief were granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission might require.  However, there can be no assurances that such relief will be granted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                We are exposed to the impact of interest rate changes and changes in the market values of our investments.  To date all of our contracts have been denominated in U.S. dollars and have not been subject to currency risks.

Interest Rate Risk

                Our exposure to market rate risk for changes in interest rates relates primarily to the Company’s cash and cash equivalents. We have not used derivative financial instruments in our investment portfolio.  We invest our excess cash in money market accounts and, by policy, limit the amount of credit exposure to any one issuer.  The money market accounts invest in diversified portfolios of high quality, short-term debt securities and/or U.S. dollar denominated obligations.  We protect and preserve our invested funds by limiting default, market and reinvestment risk.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

                On November 19, 2001, we were served with a complaint filed by Michael Ring and Frank Ring against the Company and GameSpy in the New York Supreme Court (the trial court), County of New York, alleging breach of a written lease relating to a facility in New York, New York which had been assigned to GameSpy and seeking damages of approximately $197,000.  In December 2001, the Company removed this matter to Federal District Court in New York.  We have conducted an investigation into this matter and believe that we have meritorious defenses to this claim.  Consequently, on December 14, 2001, we denied the allegations in our Answer and Counterclaim.  Although we intend to vigorously defend this claim, we do not believe its ultimate resolution will have a materially adverse effect on our financial condition and funds available for distribution in a dissolution.

                In addition, we continue to be subject to possible claims by third parties and related legal proceedings, including claims of alleged infringement of third–party intellectual property rights against our licensees or us, or claims related to the Company’s dissolution or related actions or matters.  Third party claims like these, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could materially and adversely affect our business, financial condition and funds available for distribution in a dissolution.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                                (a)           None.

                                                (b)           Reports on Form 8-K.

                On January 2, 2002, the Company filed a report on Form 8-K with respect to the sale of certain assets to PalTalk.

                On February 27, 2002, the Company filed a report on Form 8-K with respect to the announcement of a cash distribution to stockholders of $0.18 per share.

                On April 1, 2002, the Company filed a report on Form 8-K with respect to the announcement that HearMe had engaged
                Burr, Pilger and Mayer LLP to manage its wind down process.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HearMe

	By:	/s/ Stephen D. Mayer
Date: May 15, 2002		Stephen D. Mayer, President, Chief
Executive Officer and Chief
Financial Officer
(Principal Accounting and Financial Officer)